Form 10KSB
period 1995-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-01
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                                 For the fiscal year ended    MAY 31, 1995

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT OF 1934

            For the transition period from _______________ to________________

                          Commission File No. 000-17058

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
         Exact name of small business issuer as specified in its charter

             FLORIDA                                      59-2564162
---------------------------------             ---------------------------------
(State or Other Jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

             501 SOUTH DIXIE HIGHWAY, WEST PALM BEACH, FLORIDA 33401
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 832-5208
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes                      No   X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 10, 1998 there were 8,310,028 shares of the issuer's Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format:

                                    Yes                       No

                          Common Stock, $.001 par value

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                 INDEX TO 10-KSB

                                     PART I

                                                                            PAGE

ITEM 1            DESCRIPTION OF BUSINESS                                      1
ITEM 2            DESCRIPTION OF PROPERTY                                      7
ITEM 3            LEGAL PROCEEDINGS                                            7
ITEM 4            RESULTS OF VOTES OF SECURITY HOLDERS                         8


                                     PART II

ITEM 5            MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS                                         8
ITEM 6            MANAGEMENT'S DISCUSSIONS OF DISCONTINUED
                  OPERATIONS                                                   9
ITEM 7            FINANCIAL STATEMENTS                                         9
ITEM 8            CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                         9

                                    PART III

ITEM 9            MANAGEMENT AND DIRECTORS                                    10
ITEM 10           EXECUTIVE COMPENSATION                                      12
ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                       13
ITEM 12           CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                                14
ITEM 13           EXHIBITS AND REPORTS                                        14

                                     PART 1



ITEM 1 DESCRIPTION OF BUSINESS

Historical Development

         The Company was incorporated on July 22, 1985, pursuant to the laws of the State of Florida under the name "Hydrobac, Inc." On July 7, 1986, the Company's name was changed to"ProBac,Inc.," and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc. During those periods the Company's primary business was in various types of products and systems for use in the environmental clean-up industry. On October 2, 1996 the Company's name was changed to Phoenix International Industries, Inc., and the Company's Common Stock was reverse split 15 to 1. From January 1996 through May 31, 1997, the Company sought acquisitions as it wound down and closed its original environmental clean-up business. The Company, therefore, treats all matters relating to the environmental clean-up business as discontinued operations.

Business

         Today, the Company, through a wholly-owned subsidiary, Intuitive Technology Consultants, Inc. ("ITC"), is a service provider of technical solutions to companies seeking specialized talent in computer technology. This encompasses software development, including resolution of the Year 2000 date issue and other related technical areas, as well as on site staffing augmentation for the client. The Company is divided into two (2) basic revenue centers. First, providing software solutions on an out source basis to companies who seek internal or commercial solutions to their business needs. These solutions are mainly project based. Each project is developed internally by the Company's staff of experts, and is managed by the Company until completion. The second revenue center allows the Company to provide technically oriented staff with select skills in computer and network engineering to a company for either contract temporary or permanent employment by said company. The Company provides the personnel on a fee basis (either hourly or contract, or a flat fee for perm). The Company is not responsible in this instance for the management or daily productivity of the project or individual.

Industry Background

         Windows has obtained a 90% market share of available PC "desktops" in both the home and business markets. Information Technology ("IT") staffing of business development for software solutions and management of technologies has reached an all time high. With such issues as the continued release of new operating systems, the doubling of the speed of microchips every eighteen (18) months, and new issues such as Millennium (Year 2000 date issue) facing business, each company is competing to better not only it's own line of products, but in the development of new technology as well. Information is power to a company, and with ever increasing amounts of it, companies are competing to retrieve, utilize and sell information.

         Beginning in 1993, the Internet became the focus of marketing services and products. Companies began to realize that an inexpensive, high rate of return on investment in the Internet could increase their market visibility dramatically. Over the next two years, commerce over the Internet is expected to increase over 65,000 times (Fortune Magazine).

         With such issues facing companies, the availability of individuals who possess the technical expertise in these areas is actually decreasing yearly. In 1996 forty-eight thousand (48,000) new graduates entered the marketplace in technical areas to fill an estimated 148,000 positions. In 1997, the number has decreased to twenty six thousand (26,000). Businesses are finding it more and more difficult to find the staff to meet their needs.

         In 1996, the IT Temporary Staffing Industry has been estimated to be $46 billion with an annual growth rate of 15%. With business continuing to invest larger amounts in their IT departments, both in new development and redeployment of solutions to the Millennium issues, growth in the industry is expected to continue at the current pace for the next 10 years (Fortune Magazine).

COMPANY'S OUT SOURCE PROJECT DEVELOPMENT & IMPLEMENTATION

         In an effort to curb the increasing costs of developing technology solutions, companies are outsourcing their IT projects at an ever increasing rate. The Company provides these services, by offering a business the opportunity to complete their IT projects with no fixed employee costs, office costs, or other expenses.

         The Company provides the top systems engineers, network specialists and systems architects, making these resources available to a company by managing an IT project from beginning to end. The Company uses proven methodologies including the latest in Client/Server, Object Oriented system design and implementation to achieve a total solution for its clients.

         In a new service entitled "Millennium and Business Exposure Analysis", the Company delivers system re-engineering processes, which includes rectification of the Millennium (Year 2000) "bug". It provides this service at three basic levels:

         (i) A business structure analysis is implemented, which incorporates a complete technical analysis of the current system(s) utilized by the client;

         (ii) A hardware analysis to determine if the equipment is capable of handling the Millennium (Year 2000) change; and

         (iii) Total business exposure, which involves scrutinizing the client's vendors and, in appropriate cases, its customers, to insure that all interaction between vendor, client and customer of client computer systems will achieve Millennium compliance.

         With experts in so many diverse areas, there is little the Company cannot provide. Whether the project consists of a team of software engineers to create a new solution, or redevelop an antiquated system in a newer technology, the Company provides all levels of service. Through a process using the methods of Rapid Application Development (RAD) and Joint Application Development (JAD) both of which have been developed over the last ten (10) years by such individuals as Rambaugh and Booch, the Company is able to obtain its customers specific IT needs, and provide quick, effective solutions to those needs at a substantially lower cost than a company would be able to provide if the project were managed internally.

STAFFING

         Many companies choose not to outsource their business development projects for IS. The Company, as a value added service to our customers, provides personnel with a vast array of technical backgrounds, to allow its customers to develop, implement, support and distribute software and technical services internally. The Company has developed an extensive database of resources for technical personnel to provide to these customers. The Company acts as a "broker" or headhunter, providing three levels of service. First, the Company provides temporary employees (Contractors), billed hourly by the Company to the customer. These employees work at the customer's location under the direct management of the customer. Each employee submits a time card to the Company signed by the employee's direct supervisor. The Company uses this time card to bill the customer. Invoices are generated weekly. The second service level for staffing is permanent, whereby the Company introduces the customer to the technical specialist, and the customer hires the person directly, with the Company receiving a negotiated fee based on the number of requirements and exclusivity. Further, many clients place "caps" on the Company's fees. This fee is billed on the first date of employment of the technical specialist and is due on net 30 day terms. The third and final level of staffing service is Contract to Perm (C to P). In this scenario, the Company provides the technical specialist for a period of time on a temporary basis (billed hourly to the customer). Following this initial period, the customer hires the technical specialist from the Company for a flat fee based on the salary at which the technical specialist is hired. This fee is calculated on a "sliding" scale. The longer the specialist is provided to the customer on a temporary basis, the lower the final fee.

         According to Contact Professional Magazine, the recruiting and staffing industry will reach over 46 billion dollars in revenue this year. CNN stated that only 26,000 technical graduates will enter the market place this year (down from 48,000 last year). However, over 128,000 positions are open in the United States market. This high demand for talent forces companies to use outside resources to research, locate, screen and provide highly skilled technical labor. The Company uses this leverage in the market to seek the upper echelon of technical staff. The Company utilizes extensive testing, multiple interviews and background checks (including drug and criminal if requested by the customer), to ensure that the customer receives the best available individual for their specific position.

TRAINING

         As an additional service to its customers, the Company provides classroom style training in the latest technologies. Because most businesses have a staff of varied technical skills, the Company provides multiple levels of training from beginner to advanced. It can provide Microsoft Certified trainers if requested, to allow a student certification in the area desired by the client, or provide informal training for companies wishing to better educate their employees while maintaining a lower cost basis. Each student receives individual attention in the class. State of the art, multimedia computers are provided by the Company in the class, allowing students to work along with the instructor for better understanding of the technology being taught. Languages, database design and maintenance, operating systems and commercial software are among the types of technology instructed.

         When the Company provides project development to a customer, the Company includes classroom training during the implementation phase. The Company takes the customer's employees through the application, demonstrating the capability and limitations of the product, to ensure that each employee of the customer provides the highest level of productivity to the customer upon learning the new application. This important addition to the Company's services separates the Company from its competitors, ensuring that every implementation of new technology is successful for the customer following delivery by the Company.

SUPPORT

         Upon delivery of a new application, the Company provides its customer with ongoing support for their new system(s). The Company charges either a monthly or annual fee for this service, which is automatically renewed until the customer terminates. These support services may include a help desk staffed by employees (technical specialists) of the Company provided to the customer at their location for extended services including on site training and employee assistance, or technical assistance to the customers internal technical staff to support and instruct on the methods of software development used by the Company during implementation. Additionally, the Company may provide hardware support through the use of external vendors as a value added service to its customers.

STRATEGY

         The Company's objective is to continue to be a leading provider of information technology services and to further expand its presence in the industry. To achieve these objectives, the Company has adopted the following strategies:

         Strategic Alliances. The Company utilizes the services of other companies which provide similar services throughout the United States, allowing the Company to grow its marketing efforts with little or no capital expenditure.

         New Service Development. The Company intends to continue to pursue new avenues in the technology industry, and offer new and innovative services to its customers as these new technologies emerge.

         Sales and Marketing Presence. The Company intends to expand its marketing presence through the use of print and advertising media, direct mail and expansion of the Company's sales force through growth and acquisition.

MANAGEMENT

         The Company employs recognized leaders in the industry to act as management support to its customers, staff and affiliates. The Company utilizes extensive screening processes beyond what the Company believes is normal for the industry in order to obtain only the most experienced, well rounded, technically proficient personnel to lead its efforts.

         Each member of the Company's management team brings years of experience to their area of expertise, allowing the Company to manage its projects and staff by example. Management is hands on, further leveraging the resources and skills of the management team. This is accomplished through example, ensuring that all employees of the Company work as a cohesive unit with a common vision and goal, that being the mission and vision of the Company.

CUSTOMERS

         Employing a staff of no less than seven (7) marketing and accounting representatives, the Company obtains most of its clientele through direct marketing including cold call, telemarketing and referral. The Company customers are primarily businesses using technology on an ongoing basis with a focus on realized gains through investment in information technology.

         The Company targets large corporation with extensive IS/IT departments. The average sale at the Company consists of multiple levels of service, including project management and internal development, staffing augmentation and training. The Company provides both fixed bid and hourly time and billing methods of revenue generation. This allows flexibility with its customers.

         For staffing services, the Company targets the Human Resource or Project Management level at the customer. For project outsource development, the Company targets executive level personnel. These persons are normally CFO, CEO or CIO status, those normally in charge of the actual budget and scope of the project.

SALES AND MARKETING

         The Company currently markets its services through a direct sales force in the United States. The Company conducts comprehensive marketing programs that include telemarketing, public relations, direct mail, advertising, seminars, and ongoing customer communication programs. The Company is currently on many bidding lists, which affords it the opportunity to receive Requests for Proposals ("RFP's") from multiple companies seeking the services it renders. Sales and marketing personnel are located at the Company's headquarters in Duluth, Georgia.

         The Company obtains sales leads through referral, advertising, seminars, and relationships with industry personnel. A typical sales cycle in software project development begins with the generation of leads or the receipt of a request for proposal ("RFP") from a prospective customer. After qualification of the sales lead and analysis of the general requirements of the customer, a two phase implementation proposal is created. The first phase being that of specific information gathering, requirements definition, prototype and functional definition and, following acceptance, a complete pricing structure and proposal with implementation plan. The first proposal generally describes the services the Company will provide, as well as expected milestones for measurement of success as well as payment schedules, expected delivery schedules and other related information. The final proposal includes specific project definition, which includes definitive system requirements. The Company continues "reselling" the customer on new additions to the product following completion of the initial scope. The additions are normally generated by identification by the Company of new solutions to customer problems.

         The sales cycle for staffing usually begins with a telemarketing call or referral. The Company informs the potential customer of the methods and services it provides. Following agreement by the customer for the Company's staffing services, the customer executes a blanket "Staffing Agreement" with the Company which outlines all terms and conditions for services including guarantees, payment and invoicing terms and other related matters. For each person the Company supplies, the Company executes an attachment to the Staffing Agreement which specifically states the additional terms and conditions of the employment of the technical specialist the Company is providing. This will include rates, billing and length of service.

         The Company has entered into agreements with similar companies through "Affiliate Agreements". These agreements allow the Company to share their vast resources of technical personnel on a "split fee" basis. The Company provides the personnel and shares the revenue with the affiliate company, retaining the technical person on its staff.

         In all cases, the Company maintains strict non-compete, non-solicit and non-disclosure agreements with both its employees and customers.

PRODUCT DEVELOPMENT AND NEW SERVICES

         In an effort to continue to expand its client base, the Company engages in the pursuit of new opportunities for services. Currently, the Company is offering a new "Leased Resource" plan in answer to the demand for Year 2000 personnel. Because companies are not likely to be able to meet the demand they will have for specialists in Millennium issues during 1999 and 2000, the Company is offering its customers the option of prepaid leasing of the required specialist on a reserved basis. The "contractor" is committed to serve this term during the Millennium change. This offers our customer the ability to secure resources which will not be available under normal conditions. The Company also continues to expand its knowledge base and expertise as new technologies emerge. Currently the Company is expanding its services in the Internet Webmaster, providing experts to customers whose skills are highly specialized in the new areas of the Internet including Web Design, Commerce, and Public Relations.

COMPETITION

         Many similar companies, both large and small, offer similar services as the Company. However, few offer them under one umbrella. The Company differentiates itself from its competition by the deep experience of its personnel, its solid references and the ability to deliver effective solutions on time, every time.

         There are limited numbers of software development firms in the market who can be considered key players. Because of the Company's reputation as a true solutions provider, the Company is able to grow, and has been selected over its competition more than 70% of the time. This despite of many of the Company's competitors having greater name recognition, more extensive management and marketing capabilities, and significantly greater financial, technological and personnel resources than the Company.

         The Company believes that the competitive factors affecting its markets include features such as project management openness, system scalability, the ability of system solutions to integrate with third party products, functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors especially those with greater financial, marketing support and other resources than the Company.

TRADEMARKS, COPYRIGHTS AND PATENTS

         The Company owns two patents for solidification of environmental waste, which were acquired when the Company was involved in that business. However, the Company is no longer in such business and it is believed by the Company that these patents are of very little value today, as they have been rendered obsolete due to the rapid development of the environmental industry. ITC and HDX hold copyrights on the software developed by each of them. However, due to the nature of software, placing a value on these copyrights is virtually impossible.

EMPLOYEES

         At May 31, 1995, the Company had 8 employees. In February, 1998, the Company has 36 employees.

SUBSEQUENT EVENTS

         On June 1, 1997, the Company acquired Intuitive Technology Consultants, Inc. headquartered in Atlanta, Georgia.

         In consideration therefore, the Company issued 1,500,000 shares of its "restricted" Common Stock to the former shareholders of ITC in exchange for 100% (1,000,000 shares) of the authorized and issued stock of ITC.

         On July 21, 1997 the Company in a "stock for stock" transaction, completed the acquisition of 100% of the stock of HDX 9000, Inc. (HDX), of New York, New York. In consideration therefore, the Company issued 500,000 shares of its "restricted" Common Stock to the former shareholders of HDX in exchange for 100% (1,500 shares) of the authorized and issued stock of HDX.

         On January 18, 1996, Markus A. Gertsch tendered his resignation as a Director of the Company. The reason for Mr. Gertsch's resignation was personal and there was no disagreement concerning any matter relating to the Company's operations, policies or practices.

         Also on January 18, 1996, the Board of Directors of the Company appointed Gerard Haryman as President and a Director of the Company pursuant to the applicable provisions of the Company's Bylaws. Mr. Haryman holds his respective office until the next annual meeting of the Company's shareholders, or his resignation, removal or death, whichever comes first.

         On October 2, 1996, shareholders approved Amendments to the Articles of Incorporation, changing the name of the Company to Phoenix International Industries, Inc.; changing the authorized capital to 20,000,000 shares of Common Stock, par value $.001 per share; and up to 5,000 shares of Preferred Stock for use as needed. The Company's Common Stock was reverse split 15 to 1.

ITEM 2 DESCRIPTION OF PROPERTY

         The Company's principal place of business is located at 501 South Dixie Highway, West Palm Beach, Florida 33401, which consists of office and warehouse space. This space aggregates approximately 3,500 square feet including four offices and a conference room. The lease cost is $3,500.00 per month, plus expenses, expiring in June, 1998. HDX, a wholly-owned Phoenix subsidiary, shares the space.

         The ITC subsidiary rents 10,153 square feet at 3700 Crestwood Parkway, Suite 1000, Duluth, Georgia 30096. The rent is $17,979 per month, under a seven year lease which expires in February, 2005. However, ITC pays approximately one-half rent, or $9,125.10 per month for the first year.

         Both of these offices are rented from unrelated third parties.

ITEM 3 LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company (or any of its Officers and Directors in their capacities as such) is a party or to which the property of the Company is subject and no such material proceeding is known by management of the Company to be pending.

ITEM 4 RESULTS OF VOTES OF SECURITY HOLDERS

         No votes taken during Fiscal 1995.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The following table sets forth the range of high and low bid prices as reported on the OTCBB during the periods commencing:

                                               CLOSING BID               CLOSING ASK
                                            HIGH          LOW         HIGH         LOW
                                            ----          ---         ----         ---

1995:
-----
07/03/95 through 09/29/95                   3.28            .15       6.56           .93
10/02/95 through 12/29/95                   4.21            .15       7.03           .93

1996:
-----
01/02/96 through 03/29/96                   1.20            .15       1.95           .60
04/01/96 through 06/28/96                     .22           .07         .60          .22
07/01/96 through 09/18/96                     .30           .11         .75          .37
09/19/96 through 09/30/96                   1.125           .375      1.50           .625
10/01/96 through 12/31/96                   1.50            .25       2.375          .75

1997
----
01/02/97 through 03/31/97                   1.50            .6875     2.375        1.00
04/01/97 through 06/30/97                   1.4375          .625      1.6875         .875
07/01/97 through 09/30/97                   2.375         1.125       2.625        1.375
10/01/97 through 12/31/97                   2.25            .46       2.625          .875

         The price of shares have been adjusted for all stock splits.

DIVIDENDS

         The Company has paid no dividends during the past five fiscal years on any class of its issued and outstanding securities.

         The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. By reason of the Company's present financial condition, the Company does not contemplate or anticipate paying any dividends upon the Common Stock in the foreseeable future.

COMPANY CAPITALIZATION

         There are 20,000,000 shares of Common Stock authorized for issuance. Of this amount, 8,310,028 shares are currently issued and outstanding. There are 5,000 shares of Preferred Stock authorized, the designation and rights of which are to be determined by the Board of Directors, none of which are issued and outstanding.

ITEM 6 MANAGEMENT'S DISCUSSIONS OF DISCONTINUED OPERATIONS

         On August 4, 1994, the Board of Directors approved a 1 for 10 reverse split of the outstanding shares of Common Stock of ProBac International Corporation. The reverse split was completed on September 11, 1994. The Board of Directors increased the Company's authorized capital to 50,000,000 shares of Common Stock and up to 5,000 shares of Preferred Stock for use as needed.

         On the February 28, 1995 Balance Sheet, the Company had $5,316,403 worth of assets. Upon new management taking over in 1996, it was determined that $5,189,263 of these assets were valueless and the Company wrote-off said assets (See attached Notes to the Financial Statements). After the write-off, the Company was left with $211,000 of liabilities without the assets to adequately offset them. Subsequently, as of the date of this report, the Company has settled those liabilities.

         With regard to the Statements of Operations for the year ending May 31, 1995, the Company had zero revenue and $230,000 of expenses with respect to the discontinued operations.

ITEM 7 FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements immediately follow the signature page to this Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9 MANAGEMENT AND DIRECTORS

         The current Management and Directors of the Company as of February, 1998 are as follows:

NAME                        AGE              POSITION(S)                   NUMBER OF SHARES
----                        ---              -----------                   ----------------
Gerard Haryman              54               President, CEO and                     300,000
                                             Chairman of the Board
                                             of Directors

Tom Donaldson               55               Vice President, Secretary               13,333
                                             and Director

Harvey Birnholz             59               Treasurer, CFO and                      224,000 *
                                             Director

Timothy Palmer              55               Director                                50,000

Scott Schuster              34               Director                             1,119,000

* Seventy-four thousand (74,000) shares are owned directly and 150,000 shares through his interest in a limited partnership.

         Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

         GERARD HARYMAN, has been Chairman of the Board, President and Chief Executive Officer of the Company since January 1996. Concurrently, until September 1996, he was President of American Diversified Group, Inc., a public company based in West Palm Beach, Florida, importing and exporting pharmaceuticals. Since June 1994 to the present, Mr. Haryman has been President of Aptek Communications, Inc., a private company, based in West Palm Beach, Florida in the business of selling and servicing portable computers. From January 1994 to the present he has been President of Aspen Marine Group, boat builders and distributer of Portable computers, a public company in West Palm Beach, Florida that is currently in Chapter 11 Bankruptcy proceedings. Mr. Haryman is one of about 20 defendants in a lawsuit brought by the Trustee of Aspen and believes that the lawsuit will have no adverse consequences to the Company. Since 1981 to the present, he has been President and CEO of SA, Sitmo, developers and builders of commercial and residential properties, with corporate offices in Paris, France. In the period from March 1995 to September 1995, Mr. Haryman was Chairman of Life Industries, Inc., a public company, which intended to import mineral water and other products from Mexico, which did not materialize, leading to his resignation from the Board. Mr. Haryman was a Finance Major at the Institute General de Finance in Paris, France.

     He devotes approximately 95% of his time to the business of the Company.

         TOM DONALDSON, has been Vice President, Director of Operations and a Director of the Company (formerly Trident Environmental Systems, Inc.) since February 1993. In December 1995, Mr. Donaldson filed for Personal Bankruptcy under Chapter 7 of the Act. The bankruptcy was discharged in February of 1996. From March 1996 to March 1997, he was Assistant Manager, Marketing for CCS Financial, Inc., a finance company in Ft. Lauderdale, Florida. In the period January 1991 to February 1993, he was Director of Marketing for Professional Locators, Inc., a placement firm in Boca Raton, Florida. Mr. Donaldson attended the University of Paris (Sorbonne) and the University of Miami.

         HARVEY BIRNHOLZ, has been Treasurer, Chief Financial Officer and a Director of the Company since October 1997. From August 1990 to August 1997, he was a Special Investigator and Corporate Auditor for the Florida Department of Revenue and a Federal and State Tax Consultant on business evaluations. In the period January 1995 to June 1995, he was Comptroller for nine separate Ladies Health Centers, and from May 1961 to August 1990 (Retired), he was a Supervising Agent for the Internal Revenue Service of the United States. Mr. Birnholz holds a BBA degree in Accounting and Finance from the University of Miami and attended one year of Law School at the same institution.

         TIMOTHY PALMER, has been President of HDX 9000, Inc., West Palm Beach, Florida, a computer and business consulting firm since October 1993, now a wholly-owned subsidiary of the Company, and a Director of the Company since July 1997. From March 1997 to the present, he has been President of Quality Advantage, Ltd. of Kingston, Jamaica, a computer and business consulting firm. Prior to October 1993, he was manager of the Palmer Family Trust in London, England. Mr. Palmer holds a Bachelor of Commerce Degree from McGill University in Montreal, Canada.

         SCOTT SCHUSTER, has been President and Chief Executive Officer of Intuitive Technology Consultants, Inc., Atlanta, Georgia since August 1996, a wholly-owned subsidiary of the Company, and a Director of the Company since June 1977. In early 1995, Mr. Schuster filed for Personal Bankruptcy under Chapter 7 of the Act. The bankruptcy was discharged in June 1995. From January 1990 to August 1996, Mr. Schuster was an independent computer programmer and consultant.

OPTIONS & WARRANTS

         As of February 1998, there are no options, warrants, rights, etc., of any kind outstanding.

STOCK OPTION PLAN

         As of May 31, 1995, and currently, the Company has no stock option plan for its employees.

ITEM 10 EXECUTIVE COMPENSATION

         During the year 1995, the Company had no employees earning in excess of $50,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                                                                 ------------
                               ANNUAL COMPENSATION                                                 AWARDS
                               -------------------                                                 ------
     NAME AND                                                                           SECURITIES UNDERLYING
 PRINCIPAL POSITION                 YEAR             SALARY            BONUS                     OPTIONS
 ------------------                 ----             ------            -----            ----------------------
Markus A. Gertsch                   1995             $ 30,000            -0-                     13,334

Gerard Haryman,                     1996              250,000 (1)        -0-                        -0-
President & CEO

Gerard Haryman,                     1997              250,000 (1)        -0-                        -0-
President & CEO

Scott Schuster,                     1997              160,000            -0- (2)                    -0-
President & CEO
Intuitive Technology
Consultants, Inc.

(1) Due to the cash position of the Company during 1996, 1997 and to date in 1998, Mr. Haryman has deferred payment of his salary. Since he became CEO in 1996, Mr. Haryman has received payments of $0.00.

(2) Mr. Schuster is entitled to a quarterly bonus based on the net profit of ITC. To date, ITC has not had a profitable quarter.

EMPLOYMENT AGREEMENTS

     Gerald Haryman and Thomas Donaldson have Employment Agreements with the Company. Scott Schuster has an Employment Agreement with ITC.

COMPENSATION OF DIRECTORS

     Each outside Director of Phoenix will receive 2,000 shares of Common Stock for each year of service plus reimbursement of out-of-pocket expenses. Currently, the Company has no outside Directors.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information, as of February, 1998, regarding the Company's Common Stock owned of record or beneficially by
(i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock; and (ii) all Directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

         In accordance with Rule 13d-3, promulgated under the Securities Exchange Act of 1934, as amended, shares that are not outstanding but that are issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges or which are otherwise required by Rule 13d-3 to be included have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. Currently, there were 8,310,028 shares of Common Stock issued and outstanding and no options, warrants, etc. are outstanding.

                                               COMMON STOCK
                                           -------------------------

                                           AMOUNT AND NATURE
                                              OF BENEFICIAL            % OF
NAME AND ADDRESS                               OWNERSHIP               CLASS
----------------                           -----------------           -----

Gerard Haryman
501 South Dixie Highway
West Palm Beach, FL 33405                    300,000                    3.61

Tom Donaldson
501 South Dixie Highway
West Palm Beach, FL 33405                     13,333                    0.16

Harvey Birnholz
301 Dunwoody Lane
Hollywood, FL 33301                          224,000                    2.70

Timothy Palmer
501 South Dixie Highway
West Palm Beach, FL 33401                     50,000                    0.60

Scott Schuster
3700 Crestwood Parkway, Suite 1000
Duluth, GA 30096                           1,119,000                   13.47
                                           ---------                   -----

All Directors and Officers
as a Group (5 persons)                     1,706,333                   20.54

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1995, the Company received a loan in the amount of Two Hundred Forty Thousand Dollars ($240,000) from Markus A. Gertsch, then Chief Executive Officer of the Company. The loan was for a term of three years at twelve and one-half percent (12 1/2%) simple interest.

         In September 1995 the Company received a loan of Thirty Thousand One Hundred Thirty-Four Dollars ($30,134) from Mr. Gertsch. This loan was for twelve
(12) months.

         Both of these loans were repaid to Mr. Gertsch by the issuance of 220,000 shares of the Company's Common Stock. These shares have not been registered under the Securities Act of 1933.

ITEM 13 EXHIBITS AND REPORTS

         See index of required exhibits and attachments thereto.

                                INDEX TO EXHIBITS

(2)      PLAN OF ACQUISITIONS, REORGANIZATION, ARRANGEMENT, LIQUIDATION, OR
         SUCCESSION.
                  Not applicable

(3)      ARTICLES OF INCORPORATION AND BY-LAWS.


3.1      THE ARTICLES OF INCORPORATION OF REGISTRANT ARE ATTACHED.

3.2      AMENDMENTS TO ARTICLES OF INCORPORATION OF REGISTRANT ARE ATTACHED

3.3      BY-LAWS OF REGISTRANT ARE ATTACHED

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS.
                  Not applicable

(9)      VOTING TRUST AGREEMENT.
                  Not applicable

(10)     MATERIAL CONTRACTS.

10.1 Employment Agreement dated January 9, 1995 by and between Trident Enviromental Systems, Inc. and Thomas N. Donaldson.

10.2 Employment Agreement dated January 18, 1996 by and between Trident Environmental Industries, Inc. and Gerard Haryman.

10.3 Share Exchange Agreement dated June 2, 1997 by and among Phoenix International Industries, Inc. and Intuitive Technology Consultants, Inc., and Shareholders of Intuitive Technology Contultants, Inc.

10.4 Employment Agreement dated June 13, 1997 by and between Intuitive Technology Consultants, Inc. and Scott Schuster.

10.5 Share Exchange Agreement dated July 21, 1997 between Phoenix International Industries, Inc. and HDX 9000, Inc.

(11)     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.
                  Not applicable

(13)     ANNUAL OR QUARTERLY REPORTS, FORM 10-Q.
                  Not applicable

(16)     LETTER RE: CHANGE IN CERTIFYING ACCOUNTANTS.
                  Not applicable

(18)     LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPALS.
                  Not applicable

(21)     SUBSIDIARIES OF THE REGISTRANT.
                  See attached

(22)     PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE.
                  Not applicable

(23)     CONSENT OF EXPERTS AND COUNSEL.
                  Not applicable

(24)     POWER OF ATTORNEY.
                  Not applicable

(27)     FINANCIAL DATA SCHEDULE.

(99)     ADDITIONAL EXHIBITS.
                  Not applicable

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on , 1998.

                                          PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                          By:    /S/       GERARD HARYMAN
                                             -----------------------------------
                                             Gerard Haryman, President and CEO

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                         DATE
-------------------           -------------------             ------------------

/S/ GERARD HARYMAN            President, CEO and              MARCH 16, 1998
------------------            Chairman of the Board


/S/ TOM DONALDSON             Vice President, Secretary       MARCH 16, 1998
-----------------             and Director

/S/ HARVEY BIRNHOLZ           Treasurer, CFO and              MARCH 16, 1998
-------------------           Director


/S/ TIMOTHY PALMER            Director                        MARCH 16, 1998
------------------


/S/ SCOTT SCHUSTER            Director                        MARCH 16, 1998
------------------
                                       16

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                PAGE NUMBERS
--------------------                                                ------------


     Report of Independent Certified Public Accountants             F-2

     Balance Sheets at May 31, 1995  and  May  31, 1994             F-3

     Statements of  Operations for the fiscal years ended           F-4
          May 31, 1995 and May  31, 1994

     Statements of Changes in Stockholders' Equity
          for the fiscal years ended  May 31, 1995 and
          May 31, 1994                                              F-5

     Statements of  Cash Flows for the fiscal years ended
          May 31, 1995 and May 31, 1994                             F-6

     Notes to Financial Statements                                  F-7 to  F-12



    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         To the Board if Directors and Stockholders of Phoenix International Industries, Inc.


         In our opinion, the financial statements listed in the accompanying index for the year ended May 31, 1995 present fairly, in all material respects, the financial position of Phoenix International Industries, Inc. and its subsidiaries at May 31, 1995 and the results of their operations and their cash flows for the year ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         The financial statements for the year ending May 31, 1994 as compiled by the previous accountant are being presented for comparative purposes only. These financial statements for the year ending May 31, 1994 have not been audited or reviewed and accordingly we do not express an opinion or any other form of assurance on them.


         LEON P. WILDE, CPA, INC.
         Lake Worth, FL
         February 1, 1998

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
BALANCE SHEET
        ( 000's omitted)
        ASSETS
        ------

                                                                 MAY 31,      MAY 31,
                                                                  1995         1994

Current Assets:
      Cash                                                    $   104       $    1
      Notes Receivable                                              0          157
                                                              -------       ------
        Total current assets                                      104          158

      Net Deferred Tax Asset                                      859          781
      Property & Equipment, net                                     0            1
      Patents and trademarks                                        1            0
                                                              -------       ------
                                                              $   964       $  940
                                                              =======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                         $  211       $  234
      Notes payable                                               240            0
                                                               ------       ------
        Total liabilities                                         451          234
                                                               ------       ------
Commitments and contingencies                                       0            0
                                                               ------       ------
Stockholders' equity
      Common stock, $.01 par value, authorized 10,000,
     issued and outstanding  3,017 shares (1,193 in 1994)          30           12
      Paid in capital                                           3,012        2,993
      Accumulated deficit                                      (2,529)      (2,299)
                                                              -------      -------
        Total stockholders' equity                                513          706
                                                              -------      -------
                                                              $   964      $   940
                                                              ========     =======

The accompanying notes are an integral part of these financial statements.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
STATEMENTS OF OPERATION
        ( 000's omitted)
                                               FOR THE FISCAL     FOR THE FISCAL
                                                  YEAR ENDED         YEAR ENDED
                                                 MAY 31, 1995       MAY 31, 1994
Revenues:

     Revenue                                      $        0         $        0
                                                      ------             ------
Expenses:
      General and administrative                           0                  0
                                                      ------             ------

Income(Loss) before income taxes                           0                  0

Income Tax Benefit(Provision)                              0                  0
                                                      ------             ------
Net Income(Loss)continuing operations                      0                  0

Discontinued Operations:
      Income(Loss) from discontinued
      operations                                        (308)                43

Income Tax Benefit(Provision)                             78                (11)
                                                      ------             ------

Net Income (loss)                                       (230)                32
                                                      ======             ======

Income(Loss) per share from:
      Continuing Operations                             0.00               0.00
      Discontinued Operations                          (0.11)              0.03
                                                      ------             ------
                                                  $    (0.11)        $     0.03
                                                      ======             ======
Weighted average number of share                       2,105              1,193




The accompanying notes are an integral part of these financial statements.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        ( 000's omitted)


                                COMMON  STOCK
                            -----------------
                            NUMBER OF        PAR         PAID IN      ACCUMULATED
                            SHARES           VALUE       CAPITAL      DEFICIT          TOTAL


Balance May 31, 1994          1,193           $12         $2,993       ($2,299)         $706

Issuance of Common Stock      1,824            18             19                          37
(Cumulative)                                                                               0

Contribution of Antiques and      0             0            650                         650
Art Work

Reversal of Contribution          0             0           (650)                       (650)

Purchase of Land in Exchange    232             2          3,596                       3,598
for 232,400 shares of
common stock

Reversal of Land Transaction   (232)           (2)        (3,596)                     (3,598)

Net income (loss)                                                         (230)         (230)
                             -------       -------       --------       -------       -------

Balance May 31, 1995          3,017           $30         $3,012       ($2,529)         $513
                             =======       =======       =======        =======       =======


The accompanying notes are an integral part of these financial statements.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
STATEMENTS  OF  CASH FLOWS
        ( 000's omitted)

                                                       For the             For  the
                                                   Fiscal year ended  Fiscal year ended
                                                   May  31, 1995      May  31, 1994
Cash flows from operating activities
      Net income(loss)                               $         0      $       0
      Adjustment to reconcile net income(loss)
        to net cash(used by)provided by
        operating activities:
      Depreciation an amortization                             0              0
Changes in assets and liabilities
      (Increase)Decrease in notes receivable                 157            216
      (Increase)Decrease in net deferred tax asset           (78)            11
      Increase(Decrease) in accounts payable                 (23)          (136)
      Increase(Decrease) in notes  payable                   240           (551)
                                                     -----------      ---------
Net cash (used by) provided by operating activities          296           (460)
                                                     -----------      ---------

Cash flows from investing activities:
      Disposition of Property and Equipment                    1            999
      Acquisition of Patents and Trademarks                   (1)             0
      Income(loss) Discontinued Operations                  (230)            32
                                                     -----------      ---------
Net cash (used by) provided by investing activities         (230)         1,031
                                                     -----------      ---------

Cash flows from financing activities:
      Mandatory redemption of stock                            0           (574)
      Issuance of common stock                                37              0
                                                     -----------      ---------
Net cash (used by) provided by financing activities           37           (574)
                                                     -----------      ---------

Net (decrease)increase in cash and cash equivalents          103             (3)
      Cash and cash equivalents at beginning of year           1              4
                                                     -----------      ---------
      Cash and cash equivalents at end of year       $       104              1
                                                     ===========      =========


The accompanying notes are an integral part of these financial statements.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
NOTES TO FINANCIAL STATEMENTS
        ( 000's omitted)

1.      BUSINESS AND ORGANIZATION

BUSINESS

         The Company is engaged, through its wholly-owned subsidiaries, in computer and software development, consulting and other related services. Previously the Company was involved in various types of products and systems for use in the environmental clean-up industry. From January 1, 1996 through May 31, 1997, the Company wound down and closed its environmental clean-up business and sought the acquisitions of computer consulting companies.


ORGANIZATION

         The Company was incorporated on July 22, 1985, pursuant to the laws of the state of Florida under the name Hydrobac, Inc. On July 7, 1986, the Company's name was changed to Probac, Inc. and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc. During those periods the Company's primary business was in various types of products and systems for use in the environmental clean-up industry. The Company closed its original clean-up business by May 31, 1997 and therefore, treats all matters relating to the environmental clean-up business as discontinued operations.


2.      SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial period. Actual results could differ from those estimates.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
NOTES TO FINANCIAL STATEMENTS
        ( 000's omitted)


2.      SIGNIFICANT ACCOUNTING POLICIES  ( CONTINUED )

INCOME TAXES

         The Company utilizes an asset and liability approach to accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment's of changes in the tax law or rates.

EARNINGS PER COMMON  SHARE

         Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of common stock shares outstanding and common stock equivalents which consist of stock options and stock warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of convertible subordinated debentures and preferred stock from the date of issue. For the year ended May 31, 1995 and May 31, 1994 fully diluted earnings per common share are not presented because there are no common stock equivalents.

CASH AND CASH EQUIVALENTS

         For the purposes of reporting cash flows, cash and cash equivalents include short term investments with maturities of ninety days or less at purchase date.


PRESENTATION AND RECLASSIFICATION

         All dollar and share amounts, except amounts related to per share data, are expressed in thousands of dollars. Certain items in the 1995 and 1994 financial statements have been reclassified for comparative purposes.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
NOTES TO FINANCIAL STATEMENTS
        ( 000's omitted)


2.      SIGNIFICANT ACCOUNTING POLICIES  ( CONTINUED )

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is charged over the estimated useful lives of the related assets and is computed using the MACRS method. Repairs and maintenance are charged to operations when incurred. Betterment's and purchases are capitalized. The cost and accumulated depreciation of assets that are retired or disposed of are removed from the appropriate asset and accumulated depreciation account, and any resulting gain or loss is included in income.

3.      STOCKHOLDERS EQUITY

         On August 4, 1994, the Board of directors approved a 1 for 10 reverse split of the outstanding shares of common stock of ProBac International Corporations. The reverse split was executed on September 11, 1994. The Board of Directors authorized shares to be increased to 50 million in order to facilitate the subsequent reverse split. The number of shares authorized after the reverse split 5 million. On May 31, 1995 there were three million, sixteen thousand, five hundred (3,016,500) shares of common stock issued and outstanding. Additionally, on May 31, 1995 there were five thousand shares (5,000) of preferred stock authorized, none issued.

4.      BANKRUPTCY PROCEEDINGS

         On February 3, 1992 ProBac International filed for chapter 11 bankruptcy in the United States Bankruptcy Court, Middle District of Florida, Tampa Division. The Case Number is #92-1352-8B1. Reference should be made to the required disclosures made to the court including the Plan of Reorganization, Compromise of Controversy and Final Settlement Agreement and Order Confirming Debtor's Plan of Reorganization for a complete understanding of ProBac's financial situation as of the date of reorganization. On June 30, 1993 the Chapter 11 Plan of Reorganization as amended was scheduled for confirmation hearing. The Order of Confirmation was signed by Thomas E. Raynes, Jr.,U.S. Bankruptcy Judge on July 15, 1993.

5.      NOTES RECEIVABLE

         The Company was due a Note Receivable in the amount of $157,000 as part of the settlement agreement in the Chapter 11 reorganization. As of May 31, 1995 this note was determined to be uncollectible and was written off.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
NOTES TO FINANCIAL STATEMENTS
        ( 000's omitted)


6.      PATENTS AND TRADEMARKS

         The Company owns two patents for solidification of environmental waste, which were acquired when the Company was involved in that business. The Company is no longer involved in the environmental clean-up business and the Company believes that these patents are of very little value due to the rapid development in the environmental industry. The patents are valued at one thousand dollars.


7.      NOTES PAYABLE

         In May 1995, the Company received a loan in the amount of Two Hundred Forty Thousand Dollars ($240,000) from the then Chief Executive Officer of the Company. The loan was for a term of three years at twelve and one-half percent (12 1/2%) simple interest.


8.      PROPERTY AND EQUIPMENT

         All remaining office equipment, furniture and fixtures as of May 31, 1995 have been written off the financial statements. Under the agreement mentioned in note 4, the property and equipment were given up during the reorganization.


9.      DISCONTINUED OPERATIONS

         During May 31, 1995, The Company made the decision to close down its environmental clean-up business. As such, the Company has treated this operation as discontinued operations for all periods presented.


10.     SUBSEQUENT EVENT

         On October 2, 1996, shareholders approved Amendments to the Articles of Incorporation, changing the name of the Company to Phoenix International Industries, Inc.; changing the authorized capital to 20,000,000 (twenty million) shares of Common Stock, par value $.001 per share; and 5,000 (five thousand) shares of Preferred Stock for use as needed. The Company's common stock was reverse split 15 to 1.

         On January 1, 1996, the Company made the decision to close its original clean-up business. From January 1, 1996 through May 31, 1997 the Company wound down and closed its environmental business.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
NOTES TO FINANCIAL STATEMENTS
        ( 000's omitted)


10.     SUBSEQUENT EVENT( CONTINUED )

         On June 1, 1997, the Company acquired Intuitive Technology Consultants, Inc.(ITC), headquarted in Atlanta, Georgia. In consideration therefore, the Company issued one million, five hundred thousand shares( 1,500,000 ) of its "restricted" common stock to the former shareholders of ITC in exchange for 100% (1,000,000 shares ) of the authorized and issued stock of ITC.

         On July 21, 1997, the Company acquired HDX 9000, Inc.(HDX), of New York, New York. In consideration therefore, the Company issued five hundred thousand shares (500,000) of its "restricted" common stock to the former shareholders of HDX in exchange for 100% (1,500 shares) of the authorized and issued stock of HDX.

         On January 18, 1996 the chief executive officer of the Company resigned as a Director of the Company. The reason for the resignation was personal and there was no disagreement concerning any matters relating to the Company's operations, policies or practices. Also on January 18, 1996, the Board of Directors of the Company appointed Gerard Haryman as President and a Director of the Company pursuant to the applicable provisions of the Company's Bylaws. Mr. Haryman holds his respective office until the next annual meeting of the Company's shareholders or his resignation, removal or death, whichever comes first.


11.     INCOME TAXES

        The Company's net deferred tax asset is comprised of the following:

Deferred Tax Asset                       May 31, 1995     May 31, 1994

        Net operating loss carryforward  $    3,388       $     3,040
        Valuation allowance                  (2,529)           (2,259)
                                         ----------       -----------
        Net Deferred Tax Asset                  859               781
                                         ==========       ===========

         Net operating loss carryforwards for Federal income tax purposes total approximately three million, three hundred and fifty thousand ( $3,350,000) at May 31, 1995. Net operating losses expire as follows:

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
NOTES TO FINANCIAL STATEMENTS
        ( 000's omitted)


11.     INCOME TAXES    ( CONTINUED )

        YEAR OF
        EXPIRATION         AMOUNT
        ----------         ------
            2001    $     106,000
            2002          487,000
            2003          624,000
            2004          940,000
            2005          427,000
            2006          315,000
            2007           44,000
            2008           97,000
            2010          310,000
                          -------
                    $   3,350,000
                       ==========

         If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforward which could be utilized.


12.     COMMITMENTS AND CONTINGENCIES

         The Company's principal business is located at 501 South Dixie Highway, West Palm Beach, Florida, which consists of office and warehouse space. This space aggregates approximately 3,500 square feet including four offices and a conference room. The lease cost is $3,500 per month, plus expenses, expiring in June 1998. HDXX, a wholly-owned Phoenix subsidiary, now shares the space.

         The ITC subsidiary rents 10,153 square feet at 3700 Crestwood Parkway, Duluth, Georgia. The rent is $17,979 per month, under a seven year lease which expires in February, 2005. However, ITC pays approximately one-half rent, or $9,125 per month for the first year.

        Both of these offices are rented from unrelated third parties.

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION

3.1       ARTICLES OF INCORPORATION OF REGISTRANT ARE ATTACHED

3.2       AMENDMENTS TO ARTICLES OF INCORPORATION OF REGISTRANT AR ATTACHED

3.3       BY-LAWS OF REGISTRANT ARE ATTACHED


10.1 Emplowment Agreement dated January 9, 1995 by and between Trident Environmental Systems, Inc. and Thomas N. Donaldson.

10.2 Employment Agreement dated January 18, 1996 by and between Trident Envitionmental Industries, Inc. and Gerard Haryman.

10.3 Share Exchange Agreement dated June 2, 1997 by and among Phoenix International Industries, Inc. and Intuitive Technology Consultants, Inc., and Shareholders of Intuitive Technology Consultants, Inc.

10.4 Employment Agreement dated June 13, 1997 by and between Intuitive Technology Consultants, Inc. and Scott Schuster.

10.5 Share Exchange Agreement dated July 21, 1997 between Phoenix International Industries, Inc. and HDX 9000, Inc.


21        SUBSIDIARIES OF THE REGISTRANT.

27        Financial Data Schedule.