Form 10QSB
period 1995-08-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-02
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended:     AUGUST 31, 1995

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT

            For the transition period from_________________ to__________________

                        Commission File No._______________________________

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

       --------------------------------------------------------------------
         Exact name of small business issuer as specified in its charter

           FLORIDA                                         59-2564162

---------------------------------             ---------------------------------
State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

             501 SOUTH DIXIE HIGHWAY, WEST PALM BEACH, FLORIDA 33401

             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 832-5208

                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X                 No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 10, 1998 there were 8,310,028 shares of the issuer's Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format:
                            Yes                       No

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )

INDEX TO  10-QSB
                                                                                     PAGE
                                                                                     ----


PART  I. FINANCIAL INFORMATION
    ITEM  1.  FINANCIAL INFORMATION

              BALANCE SHEETS  as of
              August 31, 1995  and  May 31, 1995                                      2

              STATEMENTS OF OPERATIONS
              For the three months ended
              August 31, 1995 and  1994                                               3

              STATEMENTS OF CASH FLOWS
              For the three months ended
              August 31, 1995  and 1994                                               4

              Notes to Financial  Statements                                          5

    ITEM  2.  Management's Discussion and Analysis of Financial
              Conditions and Results of Operations for the three months ended         6
              August 31, 1995  and 1994

PART  II.  OTHER INFORMATION

    ITEM  1.  Legal Proceedings                                                       8

    ITEM  6.  Exhibits and Reports on  Form 8-K                                       9

SIGNATURES                                                                           10

                          PART I. FINANCIAL STATEMENTS

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                                 BALANCE SHEETS
                                    UNAUDITED
                                ( 000's omitted )


ASSETS                                                    August 31, 1995           May 31, 1995
------
Current Assets:                                           $                         $
  Cash and cash equivalents                                             2                    104
                                                          ---------------           ------------
         Total current assets                                           2                    104

  Net Deferred Tax Asset                                              892                    859
  Property & Equipment, net                                             0                      0
  Patents and trademarks                                                1                      1
                                                          ---------------           ------------
                                                                      895                    964
                                                          ===============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
  Accounts payable                                        $           240           $        211
  Notes  payable                                                      240                    240
                                                          ---------------           ------------
         Total Liabilities                                            480                    451
                                                          ---------------           ------------
Commitments and contingencies                                           0                      0
                                                          ---------------           ------------

Stockholders' Equity
  Common stock, $.01 par value, 20,000 authorized
  3,017 issued and outstanding (3,017 in 1995)                        30                     30
  Paid in capital                                                  3,012                  3,012
  Accumulated deficit                                             (2,627)                (2,529)
                                                         ---------------           ------------
         Total stockholders' equity                                  415                    513
                                                         ---------------           ------------
                                                                     895                    964
                                                        ================           ============


See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED
                   ( 000's omitted, except per share amounts)

                                                        Three Months Ended
                                                            August 31,
                                                       1995            1994
                                                       ----            ----

Revenues:

     Revenue                                         $      0        $      0
                                                     --------        --------

Expenses
     General and administrative                             0               0
                                                     --------        --------
Income (loss) before income taxes                           0               0

Income Tax Benefit (Provision)                              0               0
                                                     --------        --------
Net Income(Loss) continuing operations                      0               0


Discontinued Operations:
     Income(Loss) from discontinued operations           (131)             (6)

Income Tax Benefit (Provision)                             33               2
                                                     --------        --------

Net Income (loss)                                    $    (98)       $     (4)
                                                     ========        ========


Income(Loss) per share from:
     Continuing Operations                               0.00            0.00
     Discontinued Operations                            (0.03)           0.00
                                                     --------        --------
                                                     $  (0.03)       $   0.00
                                                     ========        ========
Weighted average number of shares                       3,017          11,930



See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                   ( 000's omitted, except per share amounts)


                                                          Three Months Ended
                                                              August 31,
                                                          1995           1994
                                                        --------       --------
Cash flows from operating activities
      Net income(loss)                                  $      0       $      0
      Adjustment to reconcile net income(loss)
            to net cash(used by)provided by
            operating activities:
      Depreciation an amortization                             0              0
Changes in assets and liabilities
      (Increase)Decrease in net deferred tax asset           (33)            (2)
      Increase(Decrease) in accounts payable                  29            (37)
                                                        --------       --------
Net cash (used by) provided by operating activities:          (4)           (39)
                                                        --------       --------

Cash flows from investing activities:
      Disposition of Property and Equipment                    0              0
      Income(loss) Discontinued Operations                   (98)            (4)
                                                        --------       --------
Net cash (used by) provided by investing activities          (98)            (4)
                                                        --------       --------

Cash flows from financing activities:
      Issuance of common stock                                 0             43
      Less: Stock subscriptions receivable                     0              0
                                                        --------       --------
Net cash (used by) provided by financing activities            0             43
                                                        --------       --------

Net (decrease)increase in cash and cash equivalents         (102)             0
      Cash and Cash equivalents beginning of period          104              1
                                                        --------       --------
      Cash and Cash equivalents end of period           $      2       $      1
                                                        ========       ========




See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                         NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                   ( 000's omitted, except per share amounts)


1. THE COMPANY

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


2. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1995, are not necessarily indicative of the results that may be expected for the year ended May 31, 1996.

         These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended May 31, 1995.

                                     PART I

ITEM 2 MANAGEMENT'S DISCUSSION OF DISCONTINUED OPERATIONS

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

         With regard to the Statements of Operations for the three months ending August 31, 1995, the Company had zero revenue and $98,000 of expenses with respect to the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1995, the Company had $2,000 in current assets as opposed to $480,000 in current liabilities, which results in a working capital deficit of $478,000. This compares to $104,000 in current assets and $451,000 in current liabilities for a working capital deficit of $347,000 at May 31, 1995.

                                     PART II

OTHER INFORMATION

Item 1            Legal Proceedings.  None
Item 2            Changes in Securities.  None
Item 3            Defaults Upon Senior Securities.  None
Item 4            Submission of Matters to a Vote of Security Holders.  None
Item 5            Other information.  None
Item 6            Exhibits and Reports.

          (A) EXHIBITS
                                      INDEX

(2)      PLAN OF ACQUISITIONS, REORGANIZATION, ARRANGEMENT. LIQUIDATION, OR
         SUCCESSION.
         Not applicable

(3) ARTICLES OF INCORPORATION AND BY-LAWS. The Articles of Incorporation and Articles of Amendment to Articles of Incorporation and By-Laws of the Registrant were filed as Exhibits 3.1, 3.2, and 3.3, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Act of 1934, filed April 1, 1998 with the Securities and Exchange Commission and incorporated herein by reference.

(4)      INSTRUMENTS DEFININIG THE RIGHTS OF SECURITY HOLDERS.
         Not applicable

(9)      VOTING TRUST AGREEMENT.
         Not applicable

(10) MATERIAL CONTRACTS. The Material Contracts of the Registrant's were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Act of 1934, filed April 1, 1998 with the Securities and Exchange Commission and incorporated herein by reference.

(11)     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.
         Not applicable

(12)     STATEMENT REGARDING COMPUTATION OF RATIONS.
         Not applicable

(13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS.
         Not applicable

(16)     LETTER RE: CHANGE IN CERTIFYING ACCOUNTANTS.
         Not applicable

(17)     LETTER RE: DIRECTOR RESIGNATION.
         Not applicable

(18)     LETTER RE: CHANGE IN ACCOUNTING PRINCIPALS.
         Not applicable

(19)     PREVIOUSLY UNFILED DOCUMENTS.
         Not applicable

(21)     SUBSIDIARIES OF THE REGISTRANT.
         Not applicable

(22)     PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY
         HOLDERS.
         Not applicable

(23)     CONSENT OF EXPERTS AND COUNSEL.
         Not applicable

(24)     POWER OF ATTORNEY.
         Not applicable

(27)     FINANCIAL DATA SCHEDULE.

(99)     ADDITIONAL EXHIBITS.
         Not applicable

     (B) REPORTS
         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on March 31, 1998.

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

          SIGNATURE                        TITLE                            DATE
          ---------                        -----                            ----
/s/ GERARD HARYMAN                   President, CEO and                 March 31, 1998
--------------------------           Chairman of the Board
Gerard Haryman

/s/ TOM DONALDSON                    Vice President, Secretary          March 31, 1998
--------------------------           Director
Tom Donaldson

/s/ HARVEY BIRNHOLZ                  Treasurer, CFO and                 March 31, 1998
--------------------------           Director
Harvey Birnholz

                                 EXHIBIT INDEX

EXHIBIT                             DESCRIPTION

27                           Financial Data Schedule