Form 10QSB
period 1995-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-02
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 1995

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      EXCHANGE ACT

       For the transition period from ________________ to ________________

                      Commission File No. ________________

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
         ---------------------------------------------------------------
         Exact name of small business issuer as specified in its charter

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

                               Yes [X]      No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 10, 1998 there were 8,310,028 shares of the issuer's Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format:

                               Yes [X]      No [ ]

                    PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                INDEX TO 10-QSB

                                                                          Page

PART I.     FINANCIAL INFORMATION

      ITEM 1.     Financial Information

                  Balance Sheets - November 30, 1995 (unaudited)
                     and May 31, 1995                                        2

                  Statements of Operations for the three months ended
                     November 30, 1995 and November 30, 1994 (unaudited)     3

                  Statements of Operations for the six months ended
                     November 30, 1995 and November 30, 1994 (unaudited)

                  Statements of Cash Flows for the three months ended
                     November 30, 1995 and November 30, 1994 (unaudited)     4

                  Notes to Financial Statements (unaudited)                  5


      ITEM 2.     Management's discussion and Analysis of Financial
                     Conditions and Results of Operations for the three
                     months and six months ended November 30, 1995
                     and November 30, 1994                                   6

PART II     OTHER INFORMATION

      ITEM 1      Legal Proceedings                                          7

      ITEM 6      Exhibits and Reports on Form 8-K                           7

Signatures                                                                   8


PART I.     FINANCIAL INFORMATION


                           (Development Stage Company)
                               BALANCE SHEET
                                   UNAUDITED
                                 (000's omitted)

                                                              NOVEMBER 30,       MAY 31,
                                                                 1995             1995
                                                              ------------       -------
ASSETS
Current Assets:
      Cash and cash equivalents                                  $     1         $   104
                                                                 -------         -------
               Total current assets                                    1             104

      Net Deferred Tax Asset                                         892             859
      Property & Equipment, net                                        0               0
      Patents and trademarks                                           1               1
                                                                 -------         -------
                                                                 $   894         $   964
                                                                 =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                           $   240         $   211
      Notes payable                                                  240             240
                                                                 -------         -------
               Total liabilities                                     480             451
                                                                 -------         -------
Commitments and contingencies                                          0               0
                                                                 -------         -------
Stockholders' equity
      Common stock, $.01 par value, 20,000 authorized 3,017,
      issued and outstanding (3,017 shares in 1995)                   30              30
      Paid in capital                                              3,012           3,012
      Accumulated deficit                                         (2,628)         (2,529)
                                                                 -------         -------
               Total stockholders' equity                            414             513
                                                                 -------         -------
                                                                 $   894         $   964
                                                                 =======         =======

The accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATION
                                   UNAUDITED
                    (000's omitted, except per share amounts)

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     NOVEMBER 30,                    NOVEMER 30,
                                               -----------------------         -----------------------
                                                1995            1994             1995           1994
                                               -------         -------         --------        -------
Revenues:

     Revenue                                   $     0         $     0         $      0        $     0
                                               -------         -------         --------        -------
Expenses:
      General and administrative                     0               0                0              0
                                               -------         -------         --------        -------

Income (Loss) before income taxes                    0               0                0              0

Income Tax Benefit (Provision)                       0               0                0              0
                                               -------         -------         --------        -------
Net Income (Loss) continuing operations              0               0                0              0

Discontinued Operations:
      Income (Loss) from discontinued
      operations                                    (1)           (387)            (132)          (563)

Income Tax Benefit (Provision)                       0              98               33            143
                                               -------         -------         --------        -------

Net Income (loss)                              $    (1)        $  (289)        $    (99)       $  (420)
                                               =======         =======         ========        =======

Income (Loss) per share from:
      Continuing Operations                       0.00            0.00             0.00           0.00
      Discontinued Operations                     0.00           (0.11)           (0.03)         (0.16)
                                               -------         -------         --------        -------
                                               $  0.00         $ (0.11)        $  (0.03)       $ (0.16)
                                               =======         =======         ========        =======
Weighted average number of shares                3,017           2,632            3,017          2,632

See accompanying notes to financial statements.

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                    (000's omitted, except per share amounts)

                                                                 SIX MONTHS
                                                                   ENDED
                                                                NOVEMBER 30,
                                                              1995         1994
                                                          ------------    -----
Cash flows from operating activities
      Net income(loss)                                      $   0         $   0
      Adjustment to reconcile net income (loss)
              to net cash (used by) provided by
              operating activities:
      Depreciation an amortization                              0             0
Changes in assets and liabilities
      (Increase) Decrease in notes receivable                   0           158
      (Increase) Decrease in net deferred tax asset           (33)         (143)
      Increase (Decrease) in accounts payable                  29           235
                                                            -----         -----
Net cash (used by) provided by operating activities:           (4)          250
                                                            -----         -----

Cash flows from investing activities:
      Disposition of Property and Equipment                     0             2
      Income (loss) Discontinued Operations                   (99)         (420)
                                                            -----         -----
Net cash (used by) provided by investing activities           (99)         (418)
                                                            -----         -----

Cash flows from financing activities:
      Issuance of common stock                                  0           168
      Less: Stock subscriptions receivable                      0             0
                                                            -----         -----

Net cash (used by) provided by financing activities             0           168
                                                            -----         -----

Net (decrease) increase in cash and cash equivalents         (103)            0
      Cash and cash equivalents at beginning of period        104            10
                                                            -----         -----
      Cash and cash equivalents at end of period            $   1         $  10
                                                            =====         =====

See accompanying notes to financial statements.

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                    (000's omitted, except per share amounts)

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

2. Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-K and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1995, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998.

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

      With regard to the Statements of Operations for the three and six months ending November 30, 1995, the Company had zero revenue and $1,000 for three months of expenses and $99,000 for the six months of expenses with respect to the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1995, the Company had $1,000 in current assets as opposed to $480,000 in current liabilities, which results in a working capital deficit of $479,000. This compares to $104,000 in current assets and $451,000 in current liabilities for a working capital deficit of $347,000 at May 31, 1995.

                                    PART II

OTHER INFORMATION

Item 1      Legal Proceedings. None

Item 2      Changes in Securities. None

Item 3      Defaults Upon Senior Securities. None

Item 4      Submission of Matters to a Vote of Security Holders. None

Item 5      Other information. None

Item 6      Exhibits and Reports. None


      A.

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

(19)   PREVIOUSLY UNFILED DOCUMENTS.
       Not applicable

(21)   SUBSIDIARIES OF THE REGISTRANT.
       Not applicable

(22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS. Not applicable

(23)   CONSENT OF EXPERTS AND COUNSEL.
       Not applicable

(24)   POWER OF ATTORNEY.
       Not applicable

(27)   FINANCIAL DATA SCHEDULE.

(99)   ADDITIONAL EXHIBITS.
       Not applicable

      B. REPORTS. None

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, int he City of West Palm Beach, Florida on March 31, 1998.

                                        PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                        By: /s/ Gerard Haryman
                                           -------------------------------------
                                           Gerard Haryman, President and CEO

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                     DATE


/s/ Gerard Haryman
---------------------------   President, CEO and            March 31, 1998
Gerard Haryman                Chairman of the Board


/s/ Tom Donaldson
---------------------------   Vice President, Secretary     March 31, 1998
Tom Donaldson                 and Director


/s/ Harvey Birnholz
---------------------------   Treasurer, CFO and            March 31, 1998
Harvey Birnholz               Director

                                 EXHIBIT INDEX

EXHIBIT             DEXCRIPTION
-------             -----------

  27                Financial Data Schedule (For SEC Use Only)