Form 10QSB
period 1996-02-29
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-02
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended:  FEBRUARY 29, 1996

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
       EXCHANGE ACT

       For the transition period from ________________ to _______________

               Commission File No. ______________________


                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
         ---------------------------------------------------------------
         Exact name of small business issuer as specified in its charter

        Florida                                             59-2564162
--------------------------------               -------------------------------
State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

             501 SOUTH DIXIE HIGHWAY, WEST PALM BEACH, FLORIDA 33401
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 832-5208
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

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

Transitional Small Business Disclosure Format:
                         Yes  [ ]             No  [ ]



                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                 INDEX TO 10-QSB

                                                                                           PAGE

PART I.        FINANCIAL INFORMATION

        ITEM 1.       Financial Information

                      Balance Sheets - February 29, 1996 (unaudited)
                         and May 31, 1995                                                    2

                      Statements of Operations for the three months ended
                         February 29, 1996 and February 28, 1995 (unaudited)                 3

                      Statements  of  Operations   for  the  nine  months  ended
                         February 29, 1996 and February 28, 1995 (unaudited)

                      Statements of Cash Flows for the three months ended
                         February 29, 1996 and February 28, 1995 (unaudited)                 4

                      Notes to Financial Statements (unaudited)                              5


        ITEM 2.       Management's discussion and Analysis of Financial
                         Conditions and Results of Operations for the three
                         and nine months ended February 29, 1996
                         and February 28, 1995                                               6

PART II        OTHER INFORMATION

        ITEM 1        Legal Proceedings                                                      7

        ITEM 6        Exhibits and Reports on Form 8-K                                       7


Signatures                                                                                   8


                          PART I. FINANCIAL STATEMENTS

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                              BALANCE SHEET SHEET
                                ( 000's omitted)

ASSETS                                                   FEBRUARY 28,    MAY 31,
                                                             1996         1995
Current Assets:
     Cash and cash equivalents                             $     0       $   104
                                                           -------       -------
             Total current assets                                0           104

     Net Deferred Tax Asset                                    898           859
     Property & Equipment, net                                   0             0
     Patents and trademarks                                      1             1
                                                           -------       -------
                                                           $   899       $   964
                                                           =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                      $   240       $   211
     Accrued wages                                              20             0
     Notes payable                                             240           240
                                                           -------       -------
             Total liabilities                                 500           451
                                                           -------       -------
Commitments and contingencies                                    0             0
                                                           -------       -------
Stockholders' equity
     Common stock, $.01 par value, 20,000 authorized,
     3,017 issued and outstanding (3,017 in 1995)               30            30
     Paid in capital                                         3,012         3,012
     Accumulated deficit                                    (2,643)       (2,529)
                                                           -------       -------
             Total stockholders' equity                        399           513
                                                           -------       -------
                                                           $   899       $   964
                                                           =======       =======


The accompanying notes are an integral part of these financial statements.


                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                            STATEMENTS OF OPERATION
                                ( 000's omitted)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              FEBRUARY 28,                   FEBRUARY 28,
                                             1996         1995          1996           1995
Revenues:

     Revenue                               $     0       $     0       $     0       $     0
                                           -------       -------       -------       -------
Expenses:
     General and administrative                  0             0             0             0
                                           -------       -------       -------       -------

Income(Loss) before income taxes                 0             0             0             0

Income Tax Benefit(Provision)                    0             0             0             0
                                           -------       -------       -------       -------
Net Income(Loss)continuing operations            0             0             0             0

Discontinued Operations:
     Income(Loss) from discontinued
     operations                                (22)         (175)         (153)         (738)

Income Tax Benefit(Provision)                    6            44            39           188
                                           -------       -------       -------       -------

Net Income (loss)                          $   (16)         (131)      $  (114)      $  (550)
                                           =======       =======       =======       =======

Income(Loss) per share from:
     Continuing Operations                    0.00          0.00          0.00          0.00
     Discontinued Operations                 (0.01)        (0.04)        (0.05)        (0.18)
                                           -------       -------       -------       -------
                                           $ (0.01)        (0.04)      $ (0.05)      $ (0.18)
                                           =======       =======       =======       =======
Weighted average number of shares            3,017         3,017         3,017         3,017

The accompanying notes are an integral part of these financial statements.

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                            STATEMENTS OF CASH FLOWS
                                ( 000's omitted)
                                                            NINE MONTHS ENDED
                                                               FEBRUARY 28,
                                                             1996        1995

Cash flows from operating activities
      Net income(loss)                                      $   0       $   0
      Adjustment to reconcile net income(loss)
           to net cash(used by)provided by
           operating activities:
      Depreciation an amortization                              0           0
Changes in assets and liabilities
      (Increase)Decrease in notes receivable                    0           0
      (Increase)Decrease in net deferred tax asset            (39)          0
      Increase(Decrease) in accounts payable                   29         175
      Increase(Decrease) in accued wages                       20           0
                                                            -----       -----
Net cash (used by) provided by operating activities:           10         175
                                                            -----       -----

Cash flows from investing activities:
      Disposition of Property and Equipment                     0           0
      Income(loss) Discontinued Operations                   (114)       (175)
                                                            -----       -----
Net cash (used by) provided by investing activities          (114)       (175)
                                                            -----       -----

Cash flows from financing activities:
      Issuance of common stock                                  0           0
      Less: Stock subscriptions receivable                      0           0
                                                            -----       -----
Net cash (used by) provided by financing activities             0           0
                                                            -----       -----

Net (decrease)increase in cash and cash equivalents          (104)          0
      Cash and cash equivalents at beginning of period        104          10
                                                            -----       -----
      Cash and cash equivalents at end of period            $   0       $  10
                                                            =====       =====


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


2.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1996, are not necessarily indicative of the results for the three month and nine month periods ended February 28, 1996, are not necessarily indicative of the results that may be expected for the year ended May 31, 1996.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended May 31, 1995.

                                     PART I

ITEM 2.  MANAGEMENT'S DISCUSSION OF DISCONTINUED OPERATIONS

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

        With regard to the Statements of Operations for the three and nine months ending February 29, 1996, the Company had zero revenue and $15,000 for three months of expenses and $114,000 for nine months of expenses with respect to the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 1996, the Company had $-0- in current assets as opposed to $500,000 in current liabilities, which results in a working capital deficit of $500,000. This compares to $104,000 in current assets and $451,000 in current liabilities for a working capital deficit of $347,000 at May 31, 1995.

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

                                    PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                    By: /s/ Gerard Haryman
                                       ------------------------------------
                                       Gerard Haryman, President and CEO


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                    TITLE                               DATE


/s/ Gerard Haryman
-------------------           President, CEO and             March 31, 1998
Gerard Haryman                Chairman of the Board


/s/ Tom Donaldson
-------------------           Vice President, Secretary      March 31, 1998
Tom Donaldson                 and Director


/s/ Harvey Birnholz
-------------------           Treasurer, CFO and             March 31, 1998
Harvey Birnholz               Director

                                 EXHIBIT INDEX


EXHIBIT                  DESCIPTION

27                  Financial Data Schedule