Form 10KSB
period 1996-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-02
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File No. 000-17058

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
         Exact name of small business issuer as specified in its charter

             FLORIDA                                     59-2564162
(State or Other Jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

             501 SOUTH DIXIE HIGHWAY, WEST PALM BEACH, FLORIDA 33401
                    (Address of Principal Executive Offices)

                                 (561) 832-5208
                (Issuer's telephone number, including area code)

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

                                                                      PAGE
                                                                      ----

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

                                     PART I

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

EMPLOYEES

         At May 31, 1996, the Company had 3 employees. In March, 1998, the Company has 36 employees.

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

         No votes taken during Fiscal 1996.

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

         With regard to the Statements of Operations for the year ending May 31, 1996, the Company had zero revenue and $186,000 of expenses with respect to the discontinued operations.

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

Harvey Birnholz        59          Treasurer, CFO and                   224,000*
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

STOCK OPTION PLAN

         As of May 31, 1996, and currently, the Company has no stock option plan for its employees.

ITEM 10           EXECUTIVE COMPENSATION

         During the year 1996, the Company had one employee earning in excess of $100,000 (see chart below).

                           SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                                                COMPENSATION
                                                           ---------------------
                               ANNUAL COMPENSATION                 AWARDS
                               -------------------         ---------------------
     NAME AND                                              SECURITIES UNDERLYING
 PRINCIPAL POSITION     YEAR    SALARY            BONUS         OPTIONS
 ------------------     ----    ------            -----    ---------------------

Markus A. Gertsch       1995    $ 30,000           -0-         13,334

Gerard Haryman,         1996     250,000(1)        -0-            -0-
President & CEO

Gerard Haryman,         1997     250,000(1)        -0-            -0-
President & CEO

Scott Schuster,         1997     160,000           -0-(2)         -0-
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

                                          COMMON STOCK
                                  -----------------------------
                                  AMOUNT AND NATURE
                                   OF BENEFICIAL                     % OF
NAME AND ADDRESS                     OWNERSHIP                       CLASS
----------------                  -----------------                  -----

Gerard Haryman
501 South Dixie Highway
West Palm Beach, FL 33405              300,000                         3.61

Tom Donaldson
501 South Dixie Highway
West Palm Beach, FL 33405               13,333                         0.16

Harvey Birnholz
301 Dunwoody Lane
Hollywood, FL 33301                    224,000                         2.70

Timothy Palmer
501 South Dixie Highway
West Palm Beach, FL 33401               50,000                         0.60

Scott Schuster
3700 Crestwood Parkway, Suite 1000
Duluth, GA 30096                     1,119,000                        13.47
                                    ----------                        -----

All Directors and Officers
as a Group (5 persons)               1,706,333                        20.54

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

A.       EXHIBITS AND REPORTS


(2)      PLAN OF ACQUISITIONS, REORGANIZATION, ARRANGEMENT, LIQUIDATION,
         OR SUCCESSION.

                  Not applicable

(3)      ARTICLES OF INCORPORATION AND BY-LAWS.

                  The Articles of Incorporation and Articles of Amendment to the Articles of Incorporation and By-Laws of the Registrant were filed as Exhibits 3.1, 3.2, and 3.3, respectively, to the Registrant's Form 10-KSB, for the fiscal year 1995, under the Securities and Exchange Act of 1934, filed April 1, 1998, with the Securities and Exchange Commission and are incorporated herein by reference.

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS.

                  Not applicable

(9)      VOTING TRUST AGREEMENT.

                  Not applicable

(10)     MATERIAL CONTRACTS.

                  The Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Act of 1934, filed April 1, 1998 with the Securities and Exchange Commission and are incorporated herein by reference.

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

B.       REPORTS
                  NONE

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on March 31, 1998.

                                  PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                  By:    /S/       GERARD HARYMAN
                                        ---------------------------------
                                        Gerard Haryman, President and CEO

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                  TITLE                   DATE
          ---------                  -----                   ----

/S/ GERARD HARYMAN         President, CEO and               MARCH 31, 1998
----------------------     Chairman of the Board

/S/ TOM DONALDSON          Vice President, Secretary        MARCH 31, 1998
----------------------     and Director

/S/ HARVEY BIRNHOLZ        Treasurer, CFO and               MARCH 31, 1998
----------------------     Director

/S/ TIMOTHY PALMER         Director                         MARCH 31, 1998
----------------------

/S/ SCOTT SCHUSTER         Director                         MARCH 31, 1998
----------------------

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          (Development Stage Company)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                           PAGE NUMBERS
--------------------                                           ------------

     Report of Independent Certified Public Accountants             F-2

     Balance Sheets at May 31, 1996  and  May  31, 1995             F-3

     Statements of  Operations for the fiscal years ende            F-4
          May 31, 1996  and  May 31, 1995

     Statements of Changes in Stockholders' Equity
          for the fiscal years ended  May 31, 1996
          and   May 31, 1995                                        F-5

     Statements of  Cash Flows for the fiscal years ended
          May 31, 1996  and  May 31, 1995                           F-6

     Notes to Financial Statements                                  F-7 to F-13



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


        To the Board if Directors and Stockholders of Phoenix International Industries, Inc.



        In our opinion, the financial statements listed in the acompanying index present fairly, in all material respects, the financial position of Phoenix International Industries, Inc. and its subsidiaries at May 31, 1996 and May 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with genereally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


        LEON P. WILDE, CPA, INC.
        Lake Worth, FL
        February 1, 1998

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development Stage Company)
BALANCE SHEET
        (000's omitted)
        ASSETS
                                                           MAY 31,      MAY 31,
                                                            1996         1995
                                                          -------       -------
Current Assets:
      Cash                                                $     0       $   104
      Notes Receivable                                         30             0
                                                          -------       -------
        Total current assets                                   30           104

      Net Deferred Tax Asset                                  922           859
      Property & Equipment, net                                 0             0
      Patents and trademarks                                    1             1
                                                          -------       -------
                                                          $   953       $   964
                                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                    $    42       $   211
      Accrued wages                                            83             0
      Notes payable                                           250           240
                                                          -------       -------
        Total liabilities                                     375           451
                                                          -------       -------
Commitments and contingencies                                   0             0
                                                          -------       -------
Stockholders' equity
     Common stock, $.01 par value,
     20,000 authorized, 13,320  issued and
     outstanding (3,017 in 1995)                              133            30
     Paid in capital                                        3,160         3,012
     Accumulated deficit                                   (2,715)       (2,529)
                                                          -------       -------
        Total stockholders' equity                            578           513
                                                          -------       -------
                                                          $   953       $   964
                                                          =======       =======

The accompanying notes are an integral part of these financial statements.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development Stage Company)
STATEMENTS OF OPERATION
        (000's omitted)
                                        FOR THE FISCAL    FOR THE FISCAL
                                           YEAR ENDED       YEAR ENDED
                                          MAY 31, 1996     MAY 31, 1995
                                        --------------    --------------
Revenues:

     Revenue                                 $     0        $     0
                                             -------        -------
Expenses:
      General and administrative                   0              0
                                             -------        -------

Income(Loss) before income taxes                   0              0

Income Tax Benefit(Provision)                      0              0
                                             -------        -------
Net Income(Loss)continuing operations              0              0

Discontinued Operations:
      Income(Loss) from discontinued
      operations                                (249)          (308)

Income Tax Benefit(Provision)                     63             78
                                             -------        -------

Net Income (loss)                            $  (186)       $  (230)
                                             =======        =======

Income(Loss) per share from:
      Continuing Operations                     0.00           0.00
      Discontinued Operations                  (0.02)         (0.11)
                                             -------        -------
                                             $ (0.02)       $ (0.11)
                                             =======        =======
Weighted average number of shares              8,169          2,105



The accompanying notes are an integral part of these financial statements.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        ( 000's omitted)

                                   COMMON  STOCK
                                ----------------------
                                NUMBER OF        PAR           PAID IN    ACCUMULATED
                                 SHARES          VALUE         CAPITAL     DEFICIT        TOTAL
                               ----------        -----         -------    -----------     -----
Balance  May 31, 1994             1,193            $12         $2,993      ($2,299)        $706

Issuance of Common Stock          1,824             18             19                        37
(Cumulative)

Net income (loss)                                                             (230)        (230)
                                 ------           ----         ------      -------         ----

Balance  May 31, 1995             3,017            $30         $3,012      ($2,529)        $513

Issuance of Common Stock         10,303            103            148                       251
(Cumulative)


Net income (loss)                                                             (186)        (186)
                                 ------           ----         ------      -------         ----

Balance  May 31, 1996            13,320           $133         $3,160      ($2,715)        $578



The accompanying notes are an integral part of these financial statements.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development  Stage  Company)
STATEMENTS  OF  CASH FLOWS
        (000's omitted)

                                                        FOR THE FISCAL  FOR THE FISCAL
                                                          YEAR ENDED      YEAR ENDED
                                                         MAY 31, 1996    MAY 31, 1995
                                                        --------------  ---------------
Cash flows from operating activities
      Net income(loss)                                        $   0       $   0
      Adjustment to reconcile net income(loss)
        to net cash(used by)provided by
        operating activities:
      Depreciation an amortization                                0           0
Changes in assets and liabilities
      (Increase)Decrease in notes receivable                    (30)        157
      (Increase)Decrease in net deferred tax asset              (63)        (78)
      Increase(Decrease) in accounts payable                   (169)        (23)
      Increase(Decrease) in accued wages                         83           0
      Increase(Decrease) in notes  payable                       10         240
                                                              -----       -----
Net cash (used by) provided by operating activities:           (169)        296
                                                              -----       -----

Cash flows from investing activities:
      Disposition of Property and Equipment                       0           0
      Income(loss) Discontinued Operations                     (186)       (230)
                                                              -----       -----
Net cash (used by) provided by investing activities            (186)       (230)
                                                              -----       -----

Cash flows from financing activities:
      Issuance of common stock                                  251          37
      Less: Stock subscriptions receivable                        0           0
                                                              -----       -----
Net cash (used by) provided by financing activities             251          37
                                                              -----       -----

Net (decrease)increase in cash and cash equivalents            (104)        103
      Cash and cash equivalents at beginning of year            104           1
                                                              -----       -----
      Cash and cash equivalents at end of year                $   0       $ 104
                                                              =====       =====


The accompanying notes are an integral part of these financial statements.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development  Stage  Company)
NOTES TO FINANCIAL STATEMENTS
        (000's omitted)

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



2.      SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development  Stage  Company)
NOTES TO FINANCIAL STATEMENTS
        (000's omitted)


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

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development  Stage  Company)
NOTES TO FINANCIAL STATEMENTS
        (000's omitted)


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

3.      STOCKHOLDERS EQUITY

         On August 4, 1994, the Board of directors approved a 1 for 10 reverse split of the outstanding shares of common stock of ProBac International Corporations. The reverse split was executed on September 11, 1994. The Board of Directors authorized shares to be increased to 50 million in order to facilitate the subsequent reverse split. The number of shares authorized after the reverse split is 5 million.


         On May 31, 1996, there were thirteen million,three hunderd twenty thousand,and twenty eight (13,320,028) shares of common stock issued and outstanding. Additionally, on May 31, 1996 there were five thousand (5,000) shares of preferred stock authorized, none issued.

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

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development  Stage  Company)
NOTES TO FINANCIAL STATEMENTS
        (000's omitted)

5.      NOTES RECEIVABLE

         The Company was due a Note Receivable in the amount of $157,000 as part of the settlement agreement in the Chapter 11 reorganization. As of May 31, 1995 this note was determined to be uncollectible and was written off.

6.      PATENTS AND TRADEMARKS

         The Company owns two patents for solidification of environmental waste, which were acquired when the Company was involved in that business. The Company is no longer involved in the environmental clean-up business and the Company believes that these patents are very little value. Due to the rapid development in the environmental industry, the patents are valued at one thousand dollars.


7.      ACCRUED WAGES

         The president of the Company has an employment agreement entitling him to $250,000 in annual salary. The Company has not been in a financial position to pay him. Therefore, he has deferred his demand for payment until an acceptable arrangement can be made whereby he can be compensated.


8.      NOTES PAYABLE

         In May 1995, the Company received a loan in the amount of Two Hundred Forty Thousand Dollars ($240,000) from the then Chief Executive Officer of the Company. The loan was for a term of three years at twelve and one-half percent (12 1/2%) simple interest. In September 1995 the Company received an additional loan of Thirty one thousand dollars from the then Chief Executive Officer of the Company. Both of these loans were then repaid by the issuance of Two Hundred and Twenty Thousand (220,000) shares of the Company's common stock. These shares have not been registered under the Securities Act of 1933.

         The Company is currently under litigation regarding a past due obligation of $10,800 on a promissory note. The promissory note was executed on January 11, 1995 with a maturity date of June 6, 1995. The plaintiff is seeking interest (at 12% per annum), in addition to reimbursement of attorneys fees and court costs (if any).

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development  Stage  Company)
NOTES TO FINANCIAL STATEMENTS
        (000's omitted)

9.      PROPERTY AND EQUIPMENT

         All remaining office equipment, furniture and fixtures as of May 31, 1995 have been written off the financial statements. Under the agreement mentioned in note 4, the property and equipment were given up during the reorganization.


10.     DISCONTINUED OPERATIONS

         During May 31, 1995, The Company made the decision to close down its environmental clean-up business. As such, the Company has treated this operation as discontinued operations for all periods presented.

11.     SUBSEQUENT EVENT

         On October 2, 1996, shareholders approved Amendments to the Articles of Incorporation, changing the name of the Company to Phoenix International Industries, Inc.: changing the authorized capital to 20,000,000 (twenty million) shares of Common Stock, par value $.001 per share: 5,000 (five thousand) shares of Preferred Stock for use as needed. The Company's common stock was reverse split 15 to 1.

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

         On July 21, 1997, the Company acquired HDX 9000, Inc.(HDX), of New York, New York. In consideration therefore, the Company issued five hundred thousand shares (500,000) of its restricted common stock to the former shareholders of HDX in exchange for 100% (1,500 shares) of the authorized and issued stock of HDX.

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

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development  Stage  Company)
NOTES TO FINANCIAL STATEMENTS
        (000's omitted)

12.     INCOME TAXES

        The Company's net deferred tax asset is comprised of the following:

DEFERRRED TAX ASSET                       MAY 31, 1996  MAY 31, 1995
                                          ------------  ------------
        Net operating loss carryforward      3,637         3,388
        Valuation allowance                 (2,715)       (2,529)
                                            ------        ------
        Net Deferred Tax Asset                 922           859
                                            ======        ======

         Net operating loss carryforwards for Federal income tax purposes total approximately three million, five hundred and sixteen thousand ( $3,516,000) at May 31, 1996. Net operating losses expire as follows:

        YEAR OF
        EXPIRATION      AMOUNT
        ----------      ------
            2001      $  106,000
            2002         487,000
            2003         624,000
            2004         940,000
            2005         427,000
            2006         315,000
            2007          44,000
            2008          97,000
            2010         310,000
            2011         166,000
                      ----------
                      $3,516,000
                      ==========

         If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforward which could be utilized.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       (Development  Stage  Company)
NOTES TO FINANCIAL STATEMENTS
        (000's omitted)


13.     COMMITMENTS AND CONTINGENCIES

         The Company's principal business is located at 501 South Dixie Highway, West Palm Beach, Florida, which consists of office and warehouse space. This space aggregates approximately 3,500 square feet including four offices and a conference room. The lease cost is $3,500 per month, plus expenses, expiring in June 1998. HDX, a wholly-owned Phoenix subsidiary, now shares the space.

         The ITC subsidiary rents 10,153 square feet at 3700 Crestwood Parkway, Duluth, Georgia. The rent is $17,979 per month, under a seven year lease which expires in February, 2005. However, ITC pays approximately one-half rent, or $9,125 for per month for the first year.

        Both of these offices are rented from unrelated third parties.

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------
  21               Subsidiaries of the Registrant
  27               Financial Data Schedule