Form 10QSB
period 1996-08-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-03
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      EXCHANGE ACT

     For the transition period from __________________ to __________________

                     Commission File No. __________________

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

                                Yes [ ]    No [ ]

                    PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                INDEX TO 10-QSB

                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION

      ITEM 1.     Financial Information

                  Balance Sheets - August 31, 1996 (unaudited)
                     and May 31, 1996                                        2

                  Statements of Operations for the three months ended
                     August 31, 1996 and August 31, 1995 (unaudited)         3

                  Statements of Cash Flows for the three months ended
                     August 31, 1996 and August 31, 1995 (unaudited)         4

                  Notes to Financial Statements (unaudited)                  5

      ITEM 2.     Management's discussion and Analysis of Financial
                     Conditions and Results of Operations for the three
                     months ended August 31, 1996 and August 31, 1995        6

PART II     OTHER INFORMATION

      ITEM 1      Legal Proceedings                                          7

      ITEM 6      Exhibits and Reports on Form 8-K                           7

Signatures                                                                   8


                          PART I. FINANCIAL STATEMENTS

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED
                                 (000's omitted)

                                                                AUGUST 31,       MAY 31,
                                                                  1996             1996
                                                              ------------       -------
ASSETS
Current Assets:
      Cash and cash equivalents                                  $     3         $     0
      Notes Receivable                                                50              30
                                                                 -------         -------
               Total current assets                                   53              30

      Net Deferred Tax Asset                                         939             922
      Property & Equipment, net                                       11               0
      Patents and trademarks                                           1               1
                                                                 -------         -------
                                                                 $ 1,004         $   953
                                                                 =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                           $    80         $    42
      Accrued wages                                                  145              83
      Notes payable                                                  250             250
                                                                 -------         -------
               Total liabilities                                     475             375
                                                                 -------         -------
Commitments and contingencies                                          0               0
                                                                 -------         -------
Stockholders' Equity
      Common stock, $.01 par value, 20,000 authorized
      888 issued and outstanding (888 in 1996)                       133             133
      Paid in capital                                              3,160           3,160
      Accumulated deficit                                         (2,764)         (2,715)
                                                                 -------         -------
               Total stockholders' equity                            529             578
                                                                 -------         -------
                                                                 $ 1,004         $   953
                                                                 =======         =======

See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATION
                                   UNAUDITED
                    (000's omitted, except per share amounts)

                                                    THREE MONTHS
                                                        ENDED
                                                      AUGUST 31,
                                                1996             1995
                                            -------------      -------
Revenues:

     Revenue                                   $     0         $     0
                                               -------         -------
Expenses:
      General and administrative                     0               0
                                               -------         -------

Income (loss) before income taxes                    0               0

Income Tax Benefit (Provision)                       0               0
                                               -------         -------
Net Income (Loss) continuing operations              0               0

Discontinued Operations:
      Income (Loss) from discontinued
      operations                                   (66)           (131)

Income Tax Benefit (Provision)                      17              33
                                               -------         -------

Net Income (loss)                              $   (49)        $   (98)
                                               =======         =======

Income (Loss) per share from:
      Continuing Operations                       0.00            0.00
      Discontinued Operations                    (0.05)          (0.03)
                                               -------         -------
                                               $ (0.05)         $(0.03)
                                               =======         =======
Weighted average number of shares                  888             888

See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                    (000's omitted, except per share amounts)

                                                               THREE MONTHS
                                                                   ENDED
                                                                 AUGUST 31,
                                                              1996         1995
                                                          ------------    -----
Cash flows from operating activities
      Net income (loss)                                     $   0         $   0
      Adjustment to reconcile net income (loss)
              to net cash (used by) provided by
              operating activities:
      Depreciation an amortization                              0             0
Changes in assets and liabilities
      (Increase) Decrease in notes receivable                 (20)          (33)
      (Increase) Decrease in net deferred tax asset           (17)           29
      Increase (Decrease) in accounts payable                  38
      Increase (Decrease) in accrued expenses                  62
                                                            -----         -----
Net cash (used by) provided by operating activities:           63            (4)
                                                            -----         -----

Cash flows from investing activities:
      Acquisition of Property and equipment                   (11)            0
      Income (loss) Discontinued Operations                   (49)          (98)
                                                            -----         -----
Net cash (used by) provided by investing activities           (60)          (98)
                                                            -----         -----

Cash flows from financing activities:
      Issuance of common stock                                  0             0
      Less: Stock subscriptions receivable                      0             0
                                                            -----         -----

Net cash (used by) provided by financing activities             0             0
                                                            -----         -----

Net (decrease) increase in cash and cash equivalents            3          (102)
      Cash and Cash equivalents at beginning of period          0           104
                                                            -----         -----
      Cash and Cash equivalents at end of period            $   3         $   2
                                                            =====         =====

See accompanying notes to financial statements

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

2. Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-C and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1996, are not necessarily indicative of the results that may be expected for the year ended May 31, 1996.

      These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended May 31, 1996.

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

     With regard to the Statements of Operations for the three months ending August 31, 1996, the Company had zero revenue and $49,000 of expenses with respect to the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1996 the Company had $53,000 in current assets as opposed to $475,000 in current liabilities, which results in a working capital deficit of $422,000. This compares to $30,000 in current assets and $375,000 in current liabilities for a working capital deficit of $345,000 at May 31, 1996.

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

          SIGNATURE                     TITLE                      DATE
          ---------                     -----                      ----

/s/ Gerard Haryman
--------------------------    President, CEO and            March 31, 1998
Gerard Haryman                Chairman of the Board

/s/ Tom Donaldson
--------------------------    Vice President, Secretary     March 31, 1998
Tom Donaldson                 and Director

/s/ Harvey Birnholz
--------------------------    Treasurer, CFO and            March 31, 1998
Harvey Birnholz               Director

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

  27           Financial Data Schedule (For SEC Use Only)