Form 10QSB
period 1996-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-03
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      EXCHANGE ACT

        For the transition period from _______________ to _______________

                   Commission File No.________________________


                    PHOENIX INTERNATIONAL INDUSTRIES, INC.
        ---------------------------------------------------------------
        Exact name of small business issuer as specified in its charter

           FLORIDA                                       59-2564162
--------------------------------              ---------------------------------
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

                               Yes [ ]       No [ ]

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                 INDEX TO 10-QSB

                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION

      ITEM 1.     Financial Information

                  Balance Sheets - November 30, 1996 (unaudited)
                     and May 31, 1996                                       2

                  Statements of Operations for the three months ended
                     November 30, 1996 and November 30, 1995 (unaudited)    3

                  Statements of Operations for the six months ended
                     November 30, 1996 and November 30, 1995 (unaudited)

                  Statements of Cash Flows for the three months ended
                     November 30, 1996 and November 30, 1995 (unaudited)    4

                  Notes to Financial Statements (unaudited)                 5


      ITEM 2.     Management's discussion and Analysis of Financial
                     Conditions and Results of Operations for the three months and six months ended November 30, 1996
                     and November 30, 1995                                  6


PART II     OTHER INFORMATION

      ITEM 1      Legal Proceedings                                         7

      ITEM 6      Exhibits and Reports on Form 8-K                          7


Signatures                                                                  8

                          PART I. FINANCIAL STATEMENTS

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                                BALANCE SHEESHEET
                                    UNAUDITED
                                 (000's omitted)

                                                        NOVEMBER 30, 1996   MAY 31, 1996
                                                        -----------------   ------------
ASSETS
Current Assets:
      Cash and cash equivalents                               $    26         $     0
      Notes Receivable                                             50              30
                                                              -------         -------
              Total current assets                                 76              30

      Net Deferred Tax Asset                                      968             922
      Property & Equipment, net                                    11               0
      Patents and trademarks                                        1               1
                                                              -------         -------
                                                              $ 1,058         $   953
                                                              =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                        $    76         $    42
      Accrued wages                                               208              83
      Notes payable                                                 0             250
                                                              -------         -------
              Total liabilities                                   284             375
                                                              -------         -------
Commitments and contingencies                                       0               0
                                                              -------         -------
Stockholders' equity
     Common stock, $.01 par value, 20,000 authorized
     888 Issued and outstanding (888 in 1996)                       5             133
     Paid in capital                                            3,693           3,160
     Less: Stock subscriptions receivable                         (76)              0
     Accumulated deficit                                       (2,850)         (2,715)
                                                              -------         -------
              Total stockholders' equity                          772             578
                                                              -------         -------
                                                              $ 1,056         $   953
                                                              =======         =======

See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                             STATEMENTS OF OPERATION
                                    UNAUDITED
                    (000's omitted, except per share amounts)


                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     NOVEMBER 30,         NOVEMBER 30,
                                                 ------------------     ----------------
                                                  1996        1995       1996      1995
                                                 ------      ------     ------    ------

Revenues:

     Revenue                                     $     0    $     0    $     0    $     0
                                                 -------    -------    -------    -------
Expenses:
     General and administrative                        0          0          0          0
                                                 -------    -------    -------    -------

Income (loss) before income taxes                      0          0          0          0

Income Tax Benefit (Provision)                         0          0          0          0
                                                 -------    -------    -------    -------
Net Income (Loss)continuing operations                 0          0          0          0

Discontinued Operations:
    Income (Loss) from discontinued operations       (96)        (1)      (181)      (132)
Income Tax Benefit (Provision)                        24          0         46         33
                                                 -------    -------    -------    -------
Net Income (loss)                                $   (72)   $    (1)   $  (135)   $   (99)
                                                 =======    =======    =======    =======
Income (Loss) per share from:
      Continuing Operations                         0.00       0.00       0.00       0.00
      Discontinued Operations                      (0.02)      0.00      (0.07)     (0.03)
                                                 -------    -------    -------    -------
                                                 $ (0.02)   $  0.00    $ (0.07)   $ (0.03)
                                                 =======    =======    =======    =======
Weighted average number of shares                  2,908      3,017      2,908      3,017

See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                    (000's omitted, except per share amounts)

                                                                             SIX MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                          ----------------------
                                                                           1996             1995
                                                                          -----            -----
Cash flows from operating activities
      Net income (loss)                                                   $   0            $   0
      Adjustment to reconcile net income (loss)
              to net cash (used by) provided by
              operating activities:
      Depreciation an amortization                                            0                0
Changes in assets and liabilities
      (Increase) Decrease in notes receivable                               (20)               0
      (Increase) Decrease in net deferred tax asset                         (46)             (33)
      Increase (Decrease) in accounts payable                               (34)              29
      Increase (Decrease) in accounts accued wages                          125                0
      Increase (Decrease) in notes payable                                 (250)               0
                                                                          -----            -----
Net cash (used by) provided by operating activities:                       (157)              (4)
                                                                          -----            -----

Cash flows from investing activities:
      Acquisitions of Property and equipment                                (11)               0
      Income (loss) Discontinued Operations                                (135)             (99)
                                                                          -----            -----
Net cash (used by) provided by investing activities                        (146)             (99)
                                                                          -----            -----

Cash flows from financing activities:
      Issuance of common stock                                              405                0
      Less: Stock subscriptions receivable                                  (76)               0
                                                                          -----            -----
Net cash (used by) provided by financing activities                         329                0
                                                                          -----            -----

Net (decrease) increase in cash and cash equivalents                         26             (103)
      Cash and Cash equivalents at beginning of period                        0              104
                                                                          -----            -----
      Cash and cash equivalents at end of period                          $  26            $   1
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

2.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended November 30, 1996, are not necessarily indicative of the results that may be expected for the year ended May 31, 1997.

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

     With regard to the Statements of Operations for the three and six months ending November 30, 1996, the Company had zero revenue and $86,000 of expenses for the three months and $135,000 of expenses for the six months with respect to the discontinued operations.

      On October 2, 1996, shareholders approved Amendments to the Articles of Incorporation, changing the name of the Company to Phoenix International Industries, Inc.; changing the authorized capital to 20,000,000 shares of Common Stock, par value $.001 per share; and up to 5,000 shares of Preferred Stock for use as needed. The Company's Common Stock was reverse split 1 for 15 at this time.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1996, the Company had $76,000 in current assets as opposed to $284,000 in current liabilities, which results in a working capital deficit of $208,000. This compares to $30,000 in current assets and $375,000 in current liabilities for a working capital deficit of $345,000 at May 31, 1996.

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

     SIGNATURE                       TITLE                          DATE
     ---------                       -----                          ----

/s/ Gerard Haryman
------------------            President, CEO and              March 31, 1998
Gerard Haryman                Chairman of the Board


/s/ Tom Donaldson
-----------------             Vice President, Secretary       March 31, 1998
Tom Donaldson                 and Director


/s/ Harvey Birnholz
-------------------           Treasurer, CFO and              March 31, 1998
Harvey Birnholz               Director

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
  27             Financial Data Schedule