Form 10QSB
period 1997-02-28
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-03
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended:            FEBRUARY 28, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT

                     For the transition period from______________to_____________

                         Commission File No._____________________________

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
         Exact name of small business issuer as specified in its charter

         FLORIDA                                        59-2564162
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

INDEX TO  10-QSB

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL INFORMATION

                 BALANCE SHEETS  as of
                 February 28, 1997  and  May 31, 1996                        2

                 STATEMENTS OF OPERATIONS
                 For the three months ended February 28, 1997 and
                 February 28, 1996  and the nine months ended
                 February  28, 1997  and  February  28, 1996                 3

                 STATEMENTS OF CASH FLOWS
                 For the nine months ended
                 February  28, 1997  and  February  28, 1996                 4

                 Notes to Financial  Statements                              5


         ITEM 2. Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                        6


PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings                                           7

         ITEM 6. Exhibits and Reports on Form 8-K                            7

SIGNATURES                                                                   8

                          PART I. FINANCIAL STATEMENTS

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                                 BALANCE SHEETS
                                    UNAUDITED
                                ( 000's omitted )

ASSETS                                                   February 28, 1997         May  31, 1996
------
Current Assets:                                                $                       $
     Cash and cash equivalents                                         3                       0
     Notes Receivable                                                 50                      30
                                                               ---------               ---------
         Total current assets                                         53                      30

     Net Deferred Tax Asset                                          995                     922
     Property & Equipment, net                                        11                       0
     Patents and trademarks                                            1                       1
                                                               ---------               ---------
                                                               $   1,060               $     953
                                                               =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
     Accounts payable                                          $      45               $      42
     Accrued wages                                                   270                      83
     Notes  payable                                                    0                     250
                                                               ---------               ---------
         Total liabilities                                           315                     375
                                                               ---------               ---------

Commitments and contingencies                                          0                       0
                                                               ---------               ---------


Stockholders' Equity
     Common stock, $.01 par value, 20,000 authorized
     888 issued and outstanding  (888 in 1996 )                        5                     133
     Paid in capital                                               3,693)                  3,160
     Less: Stock subscriptions receivable                            (23)                      0
     Accumulated deficit                                          (2,930)                 (2,715)
                                                               ---------               ---------
         Total stockholders' equity                                  745                     578
                                                               ---------               ---------
                                                               $   1,060               $     953
                                                               =========               =========


See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED
                   ( 000's omitted, except per share amounts)

                                                      Three months ended             Nine months ended
                                                         February  28,                   February  28,
                                                      1997           1996           1997             1996

Revenues:
     Revenue                                      $      0       $      0       $      0         $      0
                                                  --------       --------       --------         --------
Expenses
     General and administrative                          0              0              0                0
                                                  --------       --------       --------         --------
Income (loss) before income taxes                        0              0              0                0

Income Tax Benefit (Provision)                           0              0              0                0
                                                  --------       --------       --------         --------
Net Income(Loss) continuing operations                   0              0              0                0


Discontinued Operations:
     Income(Loss) form discontinued operations        (128)           (22)          (288)            (153)

Income Tax Benefit (Provision)                          32              6             73               39
                                                  --------       --------       --------         --------

Net Income (loss)                                 $    (96)      $    (16)      $   (215)        $   (114)
                                                  ========       ========       ========         ========


Income(Loss) per share from:
     Continuing Operations                            0.00           0.00           0.00             0.00
     Discontinued Operations                         (0.03)         (0.01)         (0.07)           (0.05)
                                                  --------       --------       --------         --------
                                                  $  (0.03)      $  (0.01)      $  (0.07)        $  (0.05)
                                                  ========       ========       ========         ========
Weighted average number of shares                    2,908          3,017          2,908            3,017




See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                   ( 000's omitted, except per share amounts)

                                                          Nine  Months  Ended
                                                             February  28,
                                                           1997         1996

Cash flows from operating activities
      Net income(loss)                                     $      0   $      0
      Adjustment to reconcile net income(loss)
         to net cash(used by)provided by
         operating activities:
      Depreciation an amortization                                0          0
Changes in assets and liabilities
      (Increase)Decrease in notes receivable                    (20)         0
      (Increase)Decrease in net deferred tax asset              (73)       (33)
      Increase(Decrease) in accounts payable                      3         29
      Increase(Decrease) in accounts wages                      187          0
      Increase(Decrease) in notes payable                      (250)         0
                                                           --------   --------
Net cash (used by) provided by operating activities:           (153)        (4)
                                                           --------   --------

Cash flows from investing activities:
      Acquisitions of Property and equipment                    (11)         0
      Income(loss) Discontinued Operations                     (215)       (99)
                                                           --------   --------
Net cash (used by) provided by investing activities            (266)       (99)
                                                           --------   --------

Cash flows from financing activities:
      Issuance of common stock                                  405          0
      Less: Stock subscriptions receivable                      (23)         0
                                                           --------   --------
Net cash (used by) provided by financing activities             382          0
                                                           --------   --------

Net (decrease)increase in cash and cash equivalents               3       (103)
      Cash  and  Cash equivalents beginning of period             0        104
                                                           --------   --------
      Cash  and  Cash equivalents    end   of    period    $      3   $      1
                                                           ========   ========



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


2.     BASIS OF  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended February 28, 1997, are not necessarily indicative of the results that may be expected for the year ended May 31, 1997.

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

     With regard to the Statements of Operations for the three and nine months ending February 28, 1997, the Company had zero revenue and $80,000 of expenses for the three months and $215,000 of expenses for the nine months with respect to the discontinued operations.

         On October 2, 1996, shareholders approved Amendments to the Articles of Incorporation, changing the name of the Company to Phoenix International Industries, Inc.; changing the authorized capital to 20,000,000 shares of Common Stock, par value $.001 per share; and up to 5,000 shares of Preferred Stock for use as needed. The Company's Common Stock was reverse split 1 for 15 at this time.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1997, the Company had $53,000 in current assets as opposed to $315,000 in current liabilities, which results in a working capital deficit of $262,000. This compares to $30,000 in current assets and $375,000 in current liabilities for a working capital deficit of $345,000 at May 31, 1996.

                                     PART II

OTHER INFORMATION

Item 1            Legal Proceedings.  None

Item 2            Changes in Securities.  None

Item 3            Defaults Upon Senior Securities.  None

Item 4            Submission of Matters to a Vote of Security Holders.  None

Item 5            Other information.  None

Item 6            Exhibits.

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

(16)     LETTER RE: CHANGE IN CERTIFYING ACCOUNTANTS.
         Not applicabl

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

          SIGNATURE                                   TITLE                                       DATE

/s/ Gerard Haryman                              President, CEO and                          March 31, 1998
----------------------------                    Chairman of the Board
Gerard Haryman



/s/ Tom Donaldson                               Vice President, Secretary                   March 31, 1998
----------------------------                    and Director
Tom Donaldson


/s/ Harvey Birnholz                             Treasurer, CFO and                          March 31, 1998
-----------------------------                   Director
Harvey Birnholz

                                 EXHIBIT INDEX

   EXHIBIT                         DESCRIPTION

     27                    Financial Data Schedule