Form 10KSB
period 1997-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-03
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        EXCHANGE ACT OF 1934

               For the transition period from_________to__________

                          Commission File No. 000-17058

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
         ---------------------------------------------------------------
         Exact name of small business issuer as specified in its charter


             FLORIDA                                       59-2564162
---------------------------------              --------------------------------
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

                               Yes [ ]   No [X]

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

                                     PART I

ITEM 1            DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

         The Company was incorporated on July 22, 1985, pursuant to the laws of the State of Florida under the name "Hydrobac, Inc." On July 7, 1986, the Company's name was changed to"ProBac,Inc.," and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc. During those periods the Company's primary business was in various types of products and systems for use in the environmental clean-up industry. On October 2, 1996 the Company's name was changed to Phoenix International Industries, Inc., and the Company's Common Stock was reverse split 15 to 1. The shareholders approved Amendments to the Articles of Incorporation, changing the authorized capital to 20,000,000 shares of Common Stock, par value $.001 per share; and up to 5,000 shares of Preferred Stock for use as needed. From January 1996 through May 31, 1997, the Company sought acquisitions as it wound down and closed its original environmental clean-up business. The Company, therefore, treats all matters relating to the environmental clean-up business as discontinued operations.

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

COMPANY'S OUT SOURCE PROJECT DEVELOPMENT & IMPLEMENTATION

         In an effort to curb the increasing costs of developing technology solutions, companies are outsourcing their IT projects at an ever increasing rate. The Company provides these services, by offering a business the opportunity to complete their IT projects, with no fixed employee costs, office costs, or other expenses.

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

         According to Contact Professional Magazine, the recruiting and staffing industry will reach over 46 billion dollars in revenue this year. CNN stated that only 26,000 technical graduates will enter the market place this year (down from 48,000 last year). However, over 128,000 positions are open in the US Market. This high demand for talent forces companies to use outside resources to research, locate, screen and provide highly skilled technical labor. The Company uses this leverage in the market to seek the upper echelon of technical staff. The Company utilizes extensive testing, multiple interviews and background checks (including drug and criminal if requested by the customer), to ensure that the customer receives the best available individual for their specific position.

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

SALES AND MARKETING

         The Company currently markets its services through a direct sales force in the US. The Company conducts comprehensive marketing programs that include telemarketing, public relations, direct mail, advertising, seminars, and ongoing customer communication programs. The Company is currently on many bidding lists, which affords it the opportunity to receive Requests for Proposals ("RFP's") from multiple companies seeking the services it renders. Sales and marketing personnel are located at the Company's headquarters in Duluth, Georgia.

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

EMPLOYEES

         As of May 31, 1997, the Company had 4 employees. In March, 1998, the Company has 36 employees.

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

         No votes taken during Fiscal 1997.

                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The following table sets forth the range of high and low bid prices as reported on the OTCBB during the periods commencing:

                                   CLOSING BID                  CLOSING ASK
                                HIGH          LOW            HIGH         LOW
                                ----          ---            ----         ---

1995:
-----
07/03/95 through 09/29/95       3.28          .15            6.56         .93
10/02/95 through 12/29/95       4.21          .15            7.03         .93

1996:
-----
01/02/96 through 03/29/96       1.20          .15            1.95         .60
04/01/96 through 06/28/96        .22          .07             .60         .22
07/01/96 through 09/18/96        .30          .11             .75         .37
09/19/96 through 09/30/96       1.125         .375           1.50         .625
10/01/96 through 12/31/96       1.50          .25            2.375        .75

1997
----
01/02/97 through 03/31/97       1.50          .6875          2.375       1.00
04/01/97 through 06/30/97       1.4375        .625           1.687        .875
07/01/97 through 09/30/97       2.375        1.125           2.625       1.375
10/01/97 through 12/31/97       2.25          .46            2.625        .875

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

         With regard to the Statements of Operations for the year ending May 31, 1997, the Company had zero revenue and $230,000 of expenses with respect to the discontinued operations.

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

OPTIONS & WARRANTS

         As of March, 1998, there are no options, warrants, rights, etc., of any kind outstanding.

STOCK OPTION PLAN

         As of May 31, 1997, and currently, the Company has no stock option plan for its employees.

ITEM 10  EXECUTIVE COMPENSATION

         During fiscal year 1997, the Company had one employee earning in excess of $100,000 (see chart below).

                           SUMMARY COMPENSATION TABLE

                                                                 LONG-TERM
                                                                COMPENSATION
                                                           ---------------------
                           ANNUAL COMPENSATION                     AWARDS
                       ----------------------------        ---------------------
     NAME AND                                              SECURITIES UNDERLYING
 PRINCIPAL POSITION    YEAR     SALARY        BONUS                OPTIONS
 ------------------    ----     -------       -----        ---------------------

Markus A. Gertsch      1995    $ 30,000        -0-                  13,334

Gerard Haryman,        1996     250,000 (1)    -0-                   -0-
President & CEO

Gerard Haryman,        1997     250,000 (1)    -0-                   -0-
President & CEO

Scott Schuster,        1997     160,000        -0- (2)                -0-
President & CEO
Intuitive Technology
Consultants, Inc.

(1) Due to the cash position of the Company during 1996, 1997 and to date in 1998, Mr. Haryman has deferred payment of his salary. Since he became CEO in 1996, Mr. Haryman has received payments of $0.00.

(2) Mr. Schuster's employment commenced on June 1, 1997, the first day of fiscal 1998. He is entitled to a quarterly bonus based on the net profit of ITC. To date, ITC has not had a profitable quarter.

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

                                              COMMON STOCK

                                            AMOUNT AND NATURE
                                             OF BENEFICIAL         % OF
NAME AND ADDRESS                               OWNERSHIP           CLASS
----------------                            -----------------      -----

Gerard Haryman
501 South Dixie Highway
West Palm Beach, FL 33405                       300,000             3.61

Tom Donaldson
501 South Dixie Highway
West Palm Beach, FL 33405                        13,333             0.16

Harvey Birnholz
301 Dunwoody Lane
Hollywood, FL 33301                            224,000              4.50

Timothy Palmer
501 South Dixie Highway
West Palm Beach, FL 33401                       50,000              0.60

Scott Schuster
3700 Crestwood Parkway, Suite 1000
Duluth, GA 30096                             1,119,000             13.47
                                            ----------             -----

All Directors and Officers
as a Group (5 persons)                       1,706,333             20.54

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

    SIGNATURE                     TITLE                        DATE
----------------       --------------------------        ------------------

/s/ Gerard Haryman
--------------------   President, CEO and                March 31, 1998
Gerard Haryman         Chairman of the Board


/s/ Tom Donaldson
--------------------   Vice President, Secretary         March 31, 1998
Tom Donaldson          and Director


/s/ Harvey Birnholz
--------------------   Treasurer, CFO and                March 31, 1998
Harvey Birnholz        Director


/s/ Timothy Palmer
--------------------   Director                          March 31, 1998
Timothy Palmer


--------------------   Director                          March 16, 1998
Scott Schuster

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)

               INDEX TO FINANCIAL  STATEMENTS  AND  SCHEDULES

FINANCIAL STATEMENTS                                            PAGE NUMBERS

     Report of Independent Certified Public Accountants             F-2

     Balance Sheets at May 31, 1997 and May 31, 1996                F-3

     Statements of Operations for the fiscal years ended            F-4
          May 31, 1997, May 31, 1996 and May 31, 1995

     Statements of Changes in Stockholders' Equity
          for the fiscal years ended  May 31, 1997,
          May 31, 1996  and  May 31, 1995                           F-5 to F-6

     Statements of  Cash Flows for the fiscal years ended
          May 31, 1997, May 31, 1996 and May 31, 1995               F-7

     Notes to Financial Statements                                  F-8 to F-14

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board if Directors and Stockholders of Phoenix International Industries, Inc.

In our opinion, the financial statements listed in the acompanying index present fairly, in all material respects, the financial position of Phoenix International Industries, Inc. and its subsidiariesat May 31, 1997 and May 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with genereally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

LEON P. WILDE, CPA, INC.

Lake Worth, FL
February 1, 1998

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
BALANCE SHEET
        (000's omitted)
        ASSETS

                                                              MAY 31,   MAY 31,
                                                               1997      1996
                                                             -------    -------
Current Assets:
      Cash                                                   $     1    $     0
      Notes Receivable                                            27         30
                                                             -------    -------
               Total current assets                               28         30

      Net Deferred Tax Asset                                   1,034        922
      Property & Equipment, net                                   10          0
      Patents and trademarks                                       1          1
                                                             -------    -------
                                                             $ 1,073    $   953
                                                             =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                       $     5    $    42
      Accrued wages                                              333         83
      Notes payable                                              106        250
                                                             -------    -------
               Total liabilities                                 444        375
                                                             -------    -------
Commitments and contingencies                                      0          0
                                                             -------    -------
Stockholders' equity
     Common stock, $.001 par value, 20,000 authorized,
     4,960 issued and outstanding (888 in 1996)                    5        133
      Paid in capital                                          3,693      3,160
      Less: Stock subscriptions receivable                       (23)         0
      Accumulated deficit                                     (3,046)    (2,715)
                                                             -------    -------
               Total stockholders' equity                        629        578
                                                             -------    -------
                                                             $ 1,073    $   953
                                                             =======    =======

The accompanying notes are an integral part of these financial statements.


PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
STATEMENTS OF OPERATION
               ( 000's omitted)

                                    FOR THE FISCAL   FOR THE FISCAL  FOR THE FISCAL
                                      YEAR ENDED       YEAR ENDED      YEAR ENDED
                                     MAY 31, 1997     MAY 31, 1996    MAY 31, 1995
                                    --------------   --------------  --------------
Revenues:

     Revenue                            $     0         $     0         $     0
                                        -------         -------         -------
Expenses:
      General and administrative              0               0               0
                                        -------         -------         -------

Income(Loss) before income taxes              0               0               0

Income Tax Benefit(Provision)                 0               0               0
                                        -------         -------         -------
Net Income(Loss)continuing operations         0               0               0

Discontinued Operations:
      Income(Loss) from discontinued
      operations                           (443)           (249)           (308)

Income Tax Benefit(Provision)               112              63              78
                                        -------         -------         -------

Net Income (loss)                       $  (331)        $  (186)        $  (230)
                                        =======         =======         =======

Income(Loss) per share from:
      Continuing Operations                0.00            0.00            0.00
      Discontinued Operations             (0.11)          (0.02)          (0.11)
                                        -------         -------         -------
                                        $ (0.11)          (0.02)          (0.11)
                                        =======         =======         =======
Weighted average number of shares         2,908           8,169           2,105


The accompanying notes are an integral part of these financial statements.



PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               ( 000's omitted)

                                COMMON  STOCK

                              NUMBER OF    PAR     PAID IN    ACCUMULATED
                               SHARES     VALUE    CAPITAL      DEFICIT       TOTAL
                              ---------   -----    -------    -----------     -----
Balance  May 31, 1994           1,193     $  12     $2,993      ($2,299)      $706

Issuance of Common Stock        1,824        18         19                      37
(Cumulative)

Net income (loss)                                                  (230)      (230)
                              -------     -----     ------      -------       ----

Balance May 31, 1995            3,017     $  30     $3,012      ($2,529)      $513

Issuance of Common Stock       10,303       103        148                     251
(Cumulative)


Net income (loss)                                                  (186)      (186)
                              -------     -----     ------      -------       ----

Balance  May 31, 1996          13,320     $ 133     $3,160      ($2,715)      $578


The accompanying notes are an integral part of these financial statements.



PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               ( 000's omitted)

                                              COMMON  STOCK

                                            NUMBER OF    PAR      PAID IN   ACCUMULATED
                                             SHARES     VALUE     CAPITAL      DEFICIT      TOTAL
                                            ---------   -----     -------   -----------     -----
Balance  May 31, 1996                        13,320     $ 133     $3,160      ($2,715)      $578


Reverse Split 1:15 on September 5,1996      (12,432)


Change in Par Value on October 2, 1996                   (132)       132


Issuance of Common Stock                      4,072         4        401                     405
(Cumulative)

Less: Stock Subscriptions
         Receivable                                                  (23)                    (23)

Net income (loss)                                                                (331)      (331)
                                            -------     -----     ------      -------       ----

Balance May 31, 1997                          4,960     $   5     $3,670      ($3,046)      $629
                                            =======     =====     ======      =======       ====


The accompanying notes are an integral part of these financial statements.


PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
STATEMENTS  OF  CASH FLOWS
               ( 000's omitted)                              FOR THE FISCAL      FOR THE FISCAL     FOR THE FISCAL
                                                               YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                              MAY 31, 1997        MAY 31, 1996       MAY 31, 1995
                                                             --------------     ---------------     --------------
Cash flows from operating activities
      Net income(loss)                                           $   0              $   0              $   0
      Adjustment to reconcile net income(loss)
               to net cash(used by)provided by
               operating activities:
      Depreciation an amortization                                   2                  0                  0
Changes in assets and liabilities
      (Increase)Decrease in notes receivable                         3                (30)               157
      (Increase)Decrease in net deferred tax asset                (112)               (63)               (78)
      Increase(Decrease) in accounts payable                       (37)              (169)               (23)
      Increase(Decrease) in accued wages                           250                 83                  0
      Increase(Decrease) in notes  payable                        (144)                10                240
                                                                 -----              -----              -----
Net cash (used by) provided by operating activities:               (38)              (169)               296
                                                                 -----              -----              -----
Cash flows from investing activities:
      Disposition of Property and Equipment                        (12)                 0                  0
      Income(loss) Discontinued Operations                        (331)              (186)              (230)
                                                                 -----              -----              -----
Net cash (used by) provided by investing activities               (343)              (186)              (230)
                                                                 -----              -----              -----

Cash flows from financing activities:
      Issuance of common stock                                     405                251                 37
      Less: Stock subscriptions receivable                         (23)                 0                  0
                                                                 -----              -----              -----
Net cash (used by) provided by financing activities                382                251                 37
                                                                 -----              -----              -----

Net (decrease)increase in cash and cash equivalents                  1               (104)               103
      Cash and cash equivalents at beginning of year                 0                104                  1
                                                                 -----              -----              -----
      Cash and cash equivalents at end of year                   $   1              $   0              $ 104
                                                                 =====              =====              =====


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

         On January 18, 1996 the chief executive officer of the Company resigned as Director of the Company. The reason for the resignation was personal and there was no disagreement concerning any matters relating to the Company's operations, policies or practices. Also on January 18, 1996, the Board of Directors of the Company appointed Gerard Haryman as President and a director of the Company pursuant to the applicable provisions of the Company's Bylaws. Mr. Haryman holds his respective office until the next annual meeting of the Company's shareholders or his resignation, removal or death, whichever comes first.

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

         On May 31, 1997 there were four million,ninehundred and sixty thousand, and twenty eight (4,960,028) shares of common stock issued and outstanding and there were five thousand (5,000) shares of preferred stock authorized, none issued.

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
       ( Development  Stage  Company )
NOTES TO FINANCIAL STATEMENTS
               ( 000's omitted)


5.       NOTES RECEIVABLE

         The Company is currently due Promissory Notes in the amount of $20,000 and $6,500 respectively. Management believes that both notes are fully collectible. Both promissory notes are due upon request.

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

7.       RELATED PARTY TRANSACTIONS

         One of the shareholders of the Company has helped to fund the Company's cash flow. As of May 31, 1997 the company owes $96,000 to this shareholder. This amount is included in accounts payable.

8.       ACCRUED WAGES

         The president of the Company has an employment agreement entitling him to $250,000 in annual salary. The Company has not been in a financial position to pay him. Therefore, he has deferred his demand for payment until an acceptable arrangement can be made whereby he can be compensated.

9.       NOTES PAYABLE

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


9.       NOTES PAYABLE   (CONTINUED)

         The Company is currently under litigation regarding a past due obligation of $10,800 on a promissory note. The promissory note was executed on January 11, 1995 with a maturity date of June 6, 1995. The plaintiff is seeking interest (at 12% per annum), in addition to reimbursement of attorneys fees and court costs (if any).

10.      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at May 31, 1997:

Furniture and Fixtures                         $  12,000
Less: Accumulated Depreciation                     1,714
                                               ---------
Total Property and Equipment  (Net)            $  10,286
                                               =========

         All previously owned office equipment, furniture and fixtures as of May 31, 1995 have been written off the financial statements. Under the agreement mentioned in note 4, the property and equipment were given up during the reorganization.

11.      DISCONTINUED OPERATIONS

         During May 31, 1995, The Company made the decision to close down its environmental clean-up business. As such, the Company has treated this operation as discontinued operations for all periods presented.

12.      SUBSEQUENT EVENTS

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
       ( Development  Stage  Company )
NOTES TO FINANCIAL STATEMENTS
               ( 000's omitted)


13.      INCOME TAXES

         The Company's net deferred tax asset is comprised of the following:

DEFERRRED TAX ASSET                   MAY 31, 1997  MAY 31, 1996   MAY 31, 1995
-------------------                   ------------  ------------   ------------

Net operating loss carryforward         $ 4,080       $ 3,637          3,388
Valuation allowance                      (3,046)       (2,715)        (2,529)
                                        -------       -------        -------
Net Deferred Tax Asset                  $ 1,034       $   922            859
                                        =======       =======        =======

         Net operating loss carryforwards for Federal income tax purposes total approximately three million, seven hundred and nine thousand ( $3,709,000) at May 31, 1997. Net operating losses expire as follows:

                     YEAR OF
                    EXPIRATION          AMOUNT
                    ----------        ----------
                       2001           $  106,000
                       2002              487,000
                       2003              624,000
                       2004              940,000
                       2005              427,000
                       2006              315,000
                       2007               44,000
                       2008               97,000
                       2010              310,000
                       2011              166,000
                       2012              193,000
                                      ----------
                                      $3,709,000
                                      ==========

         If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforward which could be utilized.

PHOENIX  INTERNATIONAL INDUSTRIES,  INC.
       ( Development  Stage  Company )
NOTES TO FINANCIAL STATEMENTS
               ( 000's omitted)


14.      COMMITMENTS AND CONTINGENCIES

         The Company's principal business is located at 501 South Dixie Highway, West Palm Beach, Florida, which consists of office and warehouse space. This space aggregates approximately 3,500 square feet including four offices and a conference room. The lease cost is $3,500 per month, plus expenses expiring in June, 1998. HDX, a wholly-owned Phoenix subsidiary, now shares the space.

         The ITC subsidiary rents 10,153 square feet at 3700 Crestwood Parkway, Duluth, Georgia. The rent is $17,979 per month, under a seven year lease which expires in February, 2005. However, ITC pays approximately one-half rent or $9,125 per month for the first year.

         Both of these offices are rented from unrelated third parties.

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

27                  Financial Data Schedule