Form 10QSB
period 1997-08-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-03
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended:            AUGUST 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT

                     For the transition period from____________to_____________

                         Commission File No.___________________________

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

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                 INDEX TO 10-QSB

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Information

                  Balance Sheets as of August 31, 1997 (unaudited)
                    and May 31, 1997                                          2

                  Statements of Operations for the three months ended
                    August 31, 1997 and August 31, 1996 (unaudited)           3

                  Statements of Cash Flows for the three months ended
                    August 31, 1997 and August 31, 1996 (unaudited)           4

                  Notes to Financial Statements                               5

         ITEM 2.  Management's discussion and Analysis of Financial
                    Conditions and Results of Operations for the three
                    months ended August 31, 1997 and August 31, 1996          6

PART II  OTHER INFORMATION

         ITEM 1   Legal Proceedings                                           7

         ITEM 6   Exhibits and Reports on Form 8-K                            7


Signatures                                                                    8

                          PART I. FINANCIAL STATEMENTS

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                                ( 000's omitted )

ASSETS                                           August 31, 1997   May 31, 1997
------
Current Assets:                                     $              $
  Cash and cash equivalents                                   88              1
  Inventory                                                   18              0
  Accounts Receivable                                        172              0
  Notes Receivable                                            20             27
  Prepaid  expenses                                          300              0
                                                    ------------   ------------
          Total current assets                               598             28

  Net Deferred Tax Asset                                   1,094          1,034
  Property & Equipment, net                                  113             10
  Patents and trademarks                                       1              1
  Other assets                                                 2              0
                                                    ------------   ------------
                                                          $1,808         $1,073
                                                    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current  Liabilities:
  Accounts payable                                  $        274   $          5
  Accrued wages                                              396            333
  Payroll Taxes Payable                                      133              0
  Notes  payable                                              93            106
                                                    ------------   ------------
          Total liabilities                                  896            444
                                                    ------------   ------------
 Commitments and contingencies                                 0              0
                                                    ------------   ------------


Stockholders' Equity
  Common stock, $.001 par value, 20,000 authorized
  7,760 issued and outstanding (4,960 in 1997)                 8              5
  Paid in capital                                          4,586          3,693
  Less: Stock subscriptions receivable                      (458)           (23)
  Accumulated deficit                                     (3,224)        (3,046)
                                                    ------------   ------------
          Total stockholders' equity                         912            629
                                                    ------------   ------------
                                                    $      1,808   $      1,073
                                                    ============   ============




See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                   ( 000's omitted, except per share amounts)

                                                       Three Months Ended
                                                           August  31,
                                                     1997              1996
Revenues:

     Revenue                                     $         367    $           0
                                                 -------------    -------------
Expenses
     General and administrative                            605                0
                                                 -------------    -------------
Income (loss) before income taxes                         (238)               0

Income Tax Benefit (Provision)                              60                0
                                                 -------------    -------------
Net Income(Loss) continuing operations                    (178)               0

Discontinued Operations:
     Income(Loss) form discontinued operations               0              (66)

Income Tax Benefit (Provision)                               0               17
                                                 -------------    -------------

Net Income (loss)                                $        (178)   $         (49)
                                                 =============    =============

Income(Loss) per share from:
     Continuing Operations                               (0.03)            0.00
     Discontinued Operations                              0.00            (0.05)
                                                 -------------    -------------
                                                 $       (0.03)   $       (0.05)
                                                 =============    =============
Weighted average number of shares                        6,360              888



See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                   ( 000's omitted, except per share amounts)

                                                                   Three Months Ended
                                                                      August  31,
                                                                 1997            1996
Cash flows from operating activities
  Net income(loss)                                         $         (178)  $            0
  Adjustment to reconcile net income(loss)
      to net cash(used by)provided by
      operating activities:
  Depreciation an amortization                                          0                0
Changes in assets and liabilities
      (Increase)Decrease in inventory                                 (18)               0
      (Increase)Decrease in accounts receivable                      (172)               0
      (Increase)Decrease in notes receivable                            7              (20)
      (Increase)Decrease in prepaid expenses                         (300)               0
      (Increase)Decrease in net deferred tax asset                    (60)             (17)
      (Increase)Decrease in other assets                               (2)
      Increase(Decrease) in accounts payable                          269               38
      Increase(Decrease) in accrued expenses                           63               62
      Increase(Decrease) in payroll taxes payable                     133                0
      Increase(Decrease) in notes payable                             (13)               0
                                                           --------------   --------------
Net cash (used by) provided by operating activities:                 (271)              63
                                                           --------------   --------------

Cash flows from investing activities:
      Acquisition of Property and equipment                          (103)             (11)
      Income(loss) Discontinued Operations                              0              (49)
                                                           --------------   --------------
Net cash (used by) provided by investing activities                  (103)             (60)
                                                           --------------   --------------

Cash flows from financing activities:
      Issuance of common stock                                        896                0
      Less: Stock subscriptions receivable                           (435)               0
                                                           --------------   --------------
Net cash (used by) provided by financing activities                   461                0
                                                           --------------   --------------

Net (decrease)increase in cash and cash equivalents                    87                3
      Cash  and  Cash equivalents beginning of period                   1                0
                                                           --------------   --------------
      Cash  and  Cash equivalents end of period            $           88   $            3
                                                           ==============   ==============



See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                   ( 000's omitted, except per share amounts)

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

2. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1997, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998.

         These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997.

                                     PART I

ITEM 2 MANAGEMENT'S DISCUSSION OF OPERATIONS

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

         On June 1, 1997, the Company acquired Intuitive Technology Consultants, Inc. ("ITC") headquartered in Atlanta, Georgia. In consideration therefore, the Company issued 1,500,000 shares of its "restricted" Common Stock to the former shareholders of ITC in exchange for 100% (1,000,000 shares) of the authorized and issued stock of ITC.

         On July 21, 1997 the Company in a "stock for stock" transaction, completed the acquisition of 100% of the stock of HDX 9000, Inc. (HDX), of New York, New York. In consideration therefore, the Company issued 500,000 shares of its "restricted" Common Stock to the former shareholders of HDX in exchange for 100% (1,500 shares) of the authorized and issued stock of HDX.

         Since the Company's inception in 1985, no revenues have been generated as the Company has been a development stage corporation. With the acquisition of ITC, the Company began generating revenue in June of 1997 for the first time. The comparatives from August 31, 1997 to August 31, 1996 must be read in the context of continuing operations in the three months ended August 31, 1997 and zero revenue from discontinued operations in the three months ended August 31, 1996.

         With regard to the Statements of Operations for the three months ending August 31, 1997, the Company had revenues of $367,000 and expenses of $605,000. This generated an operating loss from continuing operations of $238,000 reduced by the income tax benefit to $178,000. For the three months ended August 31, 1996, the Company had zero revenue and a loss from discontinued operations of $49,000, net of income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1997, the Company had $598,000 in current assets as opposed to $896,000 in liabilities, which results in a working capital deficit of $298,000. This compares to $28,000 in current assets and $444,000 in current liabilities for a working capital deficit of $416,000 at May 31, 1997.

         Cash and cash equivalents increased $87,000; inventory increased $18,000; and accounts receivable increased $172,000 during the current three month period. Accounts payable increased $269,000; accrued wages increased $63,000; and payroll taxes increased $133,000 in the same period.

         The Company is dependent upon the receipt of new capital (either equity or debt) to fund its on-going operations. The Company has been funded by Gerard Haryman, President and CEO, during this period.

                                     PART II

OTHER INFORMATION

Item 1            Legal Proceedings.  None

Item 2            Changes in Securities.  None

Item 3            Defaults Upon Senior Securities.  None

Item 4            Submission of Matters to a Vote of Security Holders.  None

Item 5            Other information.  None

Item 6A           Exhibits

      B           Reports.  None


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

          SIGNATURE                                   TITLE                                       DATE
          ---------                                   -----                                       ----


/s/ Gerard Haryman                  President, CEO and                          March  31, 1998
------------------                  Chairman of the Board
Gerard Haryman


/s/ Tom Donaldson                   Vice President, Secretary                   March 31, 1998
-----------------                   and Director
Tom Donaldson


/s/ Harvey Birnholz                 Treasurer, CFO and                          March 31, 1998
-------------------                 Director
Harvey Birnholz

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

   27                        Financial Data Schedule