Form 10QSB
period 1997-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-03
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended:     NOVEMBER 30, 1997


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT

                     For the transition period from_______________to___________

                         Commission File No._____________________

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

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                 INDEX TO 10-QSB

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Information

                  Balance Sheets as of November 30, 1997 (unaudited)
                    and May 31, 1997                                          2

                  Statements of Operations for the three months ended
                    November 30, 1997 and November 30, 1996 (unaudited)       3

                  Statement of Operations for the six months ended
                    November 30, 1997 and November 30, 1996 (unaudited)       3

                  Statements of Cash Flows for the three months ended
                    November 30, 1997 and November 30, 1996 (unaudited)       4

                  Notes to Financial Statements                               5

         ITEM 2.  Management's discussion and Analysis of Financial
                   Conditions and Results of Operations for the three
                   and six months ended November 30, 1997 and
                   November 30, 1996                                          6


PART II  OTHER INFORMATION

         ITEM 1   Legal Proceedings                                           7

         ITEM 6   Exhibits and Reports on Form 8-K                            7


Signatures                                                                    8

                          PART I. FINANCIAL STATEMENTS

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                                 BALANCE SHEETS
                                    UNAUDITED
                                ( 000's omitted )

ASSETS                                                         November 30, 1997            May 31, 1997
------
Current Assets:                                                $                          $
     Cash and cash equivalents                                               325                       1
     Inventory                                                                40                       0
     Accounts Receivable                                                     178                       0
     Notes Receivable                                                         20                      27
     Prepaid  expenses                                                       200                       0
                                                               -----------------          --------------
Total current assets                                                         763                      28

     Net Deferred Tax Asset                                                1,183                   1,034
     Property & Equipment, net                                               113                      10
     Patents and trademarks                                                    1                       1
     Other assets                                                              2                       0
                                                               -----------------          --------------
                                                               $           2,062          $        1,073
                                                               =================          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current  Liabilities:
     Accounts payable                                          $             615          $            5
     Accrued wages                                                           458                     333
     Payroll Taxes Payable                                                   236                       0
     Notes  payable                                                          101                     106
                                                               -----------------          --------------
Total liabilities                                                          1,410                     444
                                                               -----------------          --------------
Commitments and contingencies                                                  0                       0
                                                               -----------------          --------------

Stockholders' Equity
     Common stock, $.001 par value, 20,000 authorized
     7,760 issued and outstanding (4,960 in 1997)                              8                       5
     Paid in capital                                                       4,586                   3,693
     Less: Stock subscriptions receivable                                   (458)                    (23)
     Accumulated deficit                                                  (3,484)                 (3,046)
                                                               -----------------          --------------
Total stockholders' equity                                                   652                     629
                                                               -----------------          --------------
                                                               $           2,062          $        1,073
                                                               =================          ==============

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED
                   ( 000's omitted, except per share amounts)

                                                        Three Months Ended                   Six  Months  Ended
                                                            November  30,                       November  30,
                                                      1997               1996             1997              1996
Revenues:

     Revenue                                      $         259     $           0     $         626     $           0
                                                  -------------     -------------     -------------     -------------
Expenses
     General and administrative                             608                 0             1,213                 0
                                                  -------------     -------------     -------------     -------------
Income (loss) before income taxes                          (349)                0              (587)                0

Income Tax Benefit (Provision)                               89                 0               149                 0
                                                  -------------     -------------     -------------     -------------
Net Income(Loss) continuing operations                     (260)                0              (438)                0

Discontinued Operations:
     Income(Loss) form discontinued operations                0               (96)                0              (181)

Income Tax Benefit (Provision)                                0                24                 0                46
                                                  -------------     -------------     -------------     -------------

Net Income (loss)                                 $        (260)    $         (72)    $        (438)    $        (135)
                                                  =============     =============     =============     =============

Income(Loss) per share from:
     Continuing Operations                                (0.04)             0.00             (0.07)             0.00
     Discontinued Operations                               0.00             (0.02)             0.00             (0.03)
                                                  -------------     -------------     -------------     -------------
                                                  $       (0.04)    $       (0.02)    $       (0.07)    $       (0.03)
                                                  =============     =============     =============     =============
Weighted average number of shares                         6,360             3,017             6,360             3,017



See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                          ( Development Stage Company )
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                   ( 000's omitted, except per share amounts)

                                                             Six  Months  Ended
                                                                November  30,
                                                              1997       1996

Cash flows from operating activities
      Net income(loss)                                    $     (438)   $     0
      Adjustment to reconcile net income(loss)
           to net cash(used by)provided by
           operating activities:
      Depreciation an amortization                                 0          0
Changes in assets and liabilities
      (Increase)Decrease in inventory                            (40)         0
      (Increase)Decrease in accounts receivable                 (178)         0
      (Increase)Decrease in notes receivable                       7        (20)
      (Increase)Decrease in prepaid expenses                    (200)         0
      (Increase)Decrease in net deferred tax asset              (149)       (46)
      (Increase)Decrease in other assets                          (2)         0
      Increase(Decrease) in accounts payable                     610         34
      Increase(Decrease) in accrued expenses                     125        125
      Increase(Decrease) in payroll taxes payable                236          0
      Increase(Decrease) in notes payable                         (5)      (250)
                                                          ----------    -------

Net cash (used by) provided by operating activities:             (34)      (157)
                                                          ----------    -------

Cash flows from investing activities:
      Acquisition of Property and equipment                     (103)       (11)
      Income(loss) Discontinued Operations                         0       (135)
                                                          ----------    -------
Net cash (used by) provided by investing activities             (103)      (146)
                                                          ----------    -------

Cash flows from financing activities:
      Issuance of common stock                                   896        405
      Less: Stock subscriptions receivable                      (435)       (76)
                                                          ----------    -------

Net cash (used by) provided by financing activities              461        329
                                                          ----------    -------

Net (decrease)increase in cash and cash equivalents              324         26
      Cash  and  Cash equivalents beginning of period              1          0
                                                          ----------    -------
      Cash  and  Cash equivalents end of period           $      325    $    26
                                                          ==========    =======




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

2. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three months and six month periods ended November 30, 1997, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998.

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

         Since the Company's inception in 1985, no revenues have been generated as the Company has been a development stage corporation. With the acquisition of ITC, the Company began generating revenue in June of 1997 for the first time. The comparatives from November 30, 1997 to November 30, 1996 must be read in the context of continuing operations in the three and six months ended November 30, 1997 and zero revenue from discontinued operations in the three and six months ended November 30, 1996.

         With regard to the Statements of Operations for the three and six months ending November 30, 1997, the Company had revenues of $259,000 and $326,000, respectively. The Company had expenses of $608,000 and $1,213,000, respectively. This generated an operating loss from continuing operations of $349,000 and $587,000, respectively, reduced by the income tax benefit to $260,000 and $438,000, respectively. For the three and six months ended November 30, 1996, the Company had zero revenue and a loss from discontinued operations of $72,000 and $135,000, respectively, net of income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1997, the Company had $763,000 in current assets as opposed to $1,410,000 in liabilities, which results in a working capital deficit of $647,000. This compares to $28,000 in current assets and $444,000 in current liabilities for a working capital deficit of $416,000 at May 31, 1997.

         For the six months ended November 30, 1997, cash and cash equivalents increased $324,000; inventory increased $40,000; and accounts receivable increased $178,000. Accounts payable increased $610,000; accrued wages increased $125,000; and payroll taxes increased $236,000 in the same period.

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

Item 6A           Exhibits.


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

                                          PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                          By: /s/ Gerard Haryman
                                              --------------------------------
                                             Gerard Haryman, President and CEO

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