Form 10QSB
period 1998-02-28
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1998-04-14
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended: FEBRUARY 28, 1998

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

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                 INDEX TO 10-QSB

                                                                                                    PAGE
                                                                                                    ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Information

                           Balance Sheets as of February 28, 1997 (unaudited)
                              and May 31, 1997                                                       2

                           Statements of Operations for the three months ended
                              February 28, 1998 and February 28, 1997 (unaudited)                    3

                           Statement of Operations for the nine months ended
                              February 28, 1998 and February 28, 1997 (unaudited)                    3

                           Statements of Cash Flows for the three months ended
                              February 28, 1998 and February 28, 1997 (unaudited)                    4

                           Notes to Financial Statements                                             5


         ITEM 2. Management's discussion and Analysis of
                  Financial Conditions and Results of Operations for
                  the three and nine months ended February 28, 1998 and
                  February 28, 1997                                                                  7


PART II  OTHER INFORMATION

         ITEM 1   Legal Proceedings                                                                  9

         ITEM 6   Exhibits and Reports on Form 8-K                                                   9


Signatures                                                                                          10

                          PART I. FINANCIAL STATEMENTS

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                                 (000's omitted)

ASSETS                                FEBRUARY 28, 1998           MAY 31, 1997
                                      -----------------           ------------
Current Assets:
   Cash and cash equivalents        $               67           $           1
   Inventory                                        45                       0
   Accounts Receivable                             306                       0
   Notes Receivable                                 20                      27
   Prepaid  expenses                               100                       0
                                      ----------------           -------------
     Total current assets                          538                      28

   Net Deferred Tax Asset                        1,287                   1,034
   Property & Equipment, net                       113                      10
   Patents and trademarks                            1                       1
   Other assets                                      2                       0
                                      ----------------           -------------
                                      $          1,941           $       1,073
                                      ================           =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
   Accounts payable                   $            249           $           5
   Accrued wages                                    62                     333
   Payroll Taxes Payable                           362                       0
   Notes  payable                                   17                     106
                                      ----------------           -------------
     Total current liabilities                     690                     444

Notes payable                                      448                       0
                                      ----------------           -------------
     Total liabilities                           1,138                     444
                                      ----------------           -------------
Commitments and contingencies                        0                       0
                                      ----------------           -------------


Stockholders' Equity
   Common stock, $.001 par value,
   20,000 authorized 7,760 issued
   and outstanding (4,960 in 1997)                  8                        5
   Paid in capital                              4,586                    3,693
   Less: Stock subscriptions
  receivable                                        0                      (23)
   Accumulated deficit                         (3,791)                  (3,046)
                                      ----------------           -------------
     Total stockholders' equity                   803                      629
                                      ----------------           -------------
                                      $         1,941            $       1,073
                                      ===============            =============


See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (000's omitted, except per share amounts)

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            FEBRUARY 28,              FEBRUARY 28,
                                                         1998          1997         1998         1997
                                                         ----          ----         ----         ----
Revenues:

     Revenue                                         $    546     $      0      $ 1,172     $      0

Costs of consulting services:

     Direct labor & employee benefit costs                387            0          759            0
                                                     --------     --------      -------     --------
      Gross profit                                        159            0          413            0
                                                     --------     --------      -------     --------


Expenses
     General and administrative                           570            0        1,411            0
                                                     --------     --------      -------     --------
Income (loss) before income taxes                        (411)           0         (998)           0

Income Tax Benefit (Provision)                            104            0          253            0
                                                     --------     --------      -------     --------
Net Income(Loss) continuing operations                   (307)           0         (745)           0

Discontinued Operations:
     Income(Loss) form discontinued operations              0         (128)           0         (288)

Income Tax Benefit (Provision)                              0           32            0           73
                                                     --------     --------      -------     --------

Net Income (loss)                                    $   (307)    $    (96)     $  (745)    $   (215)
                                                     ========     ========      =======     ========

Income(Loss) per share from:
     Continuing Operations                              (0.05)        0.00        (0.12)        0.00
     Discontinued Operations                             0.00        (0.03)        0.00        (0.07)
                                                     --------     --------      -------     --------
                                                     $  (0.05)    $  (0.03)     $ (0.12)    $  (0.07)
                                                     ========     ========      =======     ========

Weighted average number of shares                       6,360        2,908        6,360        2,908



See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                    (000's omitted, except per share amounts)

                                                            NINE  MONTHS  ENDED
                                                                FEBRUARY  28,
                                                            1998           1997
                                                            ----           ----
Cash flows from operating activities
   Net income(loss)                                      $  (745)       $     0
   Adjustment to reconcile net income(loss)
          to net cash(used by)provided by
          operating activities:
   Depreciation an amortization                                0              0
Changes in assets and liabilities
   (Increase)Decrease in inventory                           (45)             0
   (Increase)Decrease in accounts receivable                (306)             0
   (Increase)Decrease in notes receivable                      7            (20)
   (Increase)Decrease in prepaid expense                    (100)             0
   (Increase)Decrease in net deferred tax asset             (253)           (73)
   (Increase)Decrease in other assets                         (2)             0
   Increase(Decrease) in accounts payable                    244              3
   Increase(Decrease) in accrued expense                    (271)           187
   Increase(Decrease) in payroll taxes payable               362              0
   Increase(Decrease) in notes payable                       359           (250)
                                                         -------        -------
Net cash (used by) provided by operating activities:        (750)          (153)
                                                         -------        -------

Cash flows from investing activities:
   Acquisitions of Property and equipment                   (103)           (11)
   Income(loss) Discontinued Operations                        0           (215)
                                                         -------        -------
Net cash (used by) provided by investing activities         (103)          (226)
                                                         -------        -------

Cash flows from financing activities:
   Issuance of common stock                                  896            405
   Less: Stock subscriptions receivable                       23            (23)
                                                         -------        -------
Net cash (used by) provided by financing activities          919            382
                                                         -------        -------

Net (decrease)increase in cash and cash equivalents           66              3
      Cash and Cash equivalents beginning of period            1              0
                                                         -------        -------
      Cash and Cash equivalents end of period            $    67        $     3
                                                         =======        =======



See accompanying notes to financial statements

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                    (000's omitted, except per share amounts)

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

2. Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operatingresults for the three month and nine month periods ended February 28, 1998, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998.

         These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-KSB for the year ended May 31, 1997.

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                           (Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                    (000's omitted, except per share amounts)

3. Notes Payable

         The president of the Company has been helping to fund the Company's cash flow. As of February 28, 1998 the company owes $448,000 to the president. The Company has issued promissory notes for that amount which pay twelve percent (12%) simple interest and mature in 18 months.

4. Stockholders Equity

         On February 1, 1998, the shareholders approved the following transaction. The company paid $458,000 of accrued wages by issuing 1,420,000 shares of restricted common stock.

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

         Since the Company's inception in 1985, no revenues have been generated as the Company has been a development stage corporation. With the acquisition of ITC, the Company began generating revenue in June of 1997 for the first time. The comparatives from February 28, 1998 to February 28, 1997 must be read in the context of continuing operations in the three and nine months ended February 28, 1998 and zero revenue from discontinued operations in the three and nine months ended February 28, 1997.

         With regard to the Statements of Operations for the three and nine months ending February 28, 1998, the Company had revenues of $546,000 and $1,172,000, respectively. The Company had direct labor and employee benefit costs of $387,000 and $759,000, respectively. This generated a gross profit from continuing operations of $159,000 and $413,000, respectively. Essentially, all of the Company's revenues are being produced by its ITC subsidiary. The G&A expenses for this subsidiary were $404,000 and $947,000 for the three and nine months, respectively. Corporate overhead in the home office and the HDX subsidiary amounted to $166,000 and $464,000 for the three and nine months, respectively. There was an operating loss from continuing operations of $411,000 and $998,000, respectively, reduced by the income tax benefit of $104,000 and $253,000 for the three and nine months. The net losses were $307,000 and $745,000, respectively. For the three and nine months ended February 28, 1997, the Company had zero revenue and a loss from discontinued operations of $96,000 and $215,000, respectively, net of income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1998, the Company had $538,000 in current assets as opposed to $690,000 in current liabilities, which results in a working capital deficit of $152,000. This compares to $28,000 in current assets and $444,000 in current liabilities for a working capital deficit of $416,000 at May 31, 1997.

         For the nine months ended February 28, 1998, cash and cash equivalents increased $66,000; inventory increased $45,000; and accounts receivable increased $306,000. Accounts payable increased $244,000; accrued wages decreased $271,000; and payroll taxes increased $362,000 in the same period.

         As shown in Note 3 of the Consolidated Financial Statements, the Company is dependent upon the receipt of new capital (either equity or debt) to fund its on-going operations. The Company has been funded by Gerard Haryman, President and CEO, during this period. Mr. Haryman is currently owed $448,000. The Company has issued Promissory Notes for that amount carrying a simple interest rate of twelve percent (12%), maturing 18 months after date of issue.

         ITC's revenues continue to increase. ITC has made arrangements with American Factors Corporation ("American") to discount its accounts receivable. As of February 28, 1998, the Company had factored $306,225 of revenues through American.

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

Item 5            Other information.  None

Item 6            Exhibits and Reports.  None

                                      INDEX

(2)      PLAN OF ACQUISITIONS, REORGANIZATION, ARRANGEMENT. LIQUIDATION, OR
         SUCCESSION.
         Not applicable

(3)      ARTICLES OF INCORPORATION AND BY-LAWS.
         The Articles of Incorporation and Articles of Amendment to Articles of Incorporation and By-Laws of the Registrant were filed as Exhibits 3.1, 3.2, and 3.3, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Act of 1934, filed March , 1998 with the Securities and Exchange Commission and incorporated herein by reference.

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS.
         Not applicable

(9)      VOTING TRUST AGREEMENT.
         Not applicable

(10)     MATERIAL CONTRACTS.
         The Material Contracts of the Registrant's were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Act of 1934, filed March , 1998 with the Securities and Exchange Commission and incorporated herein by reference.

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

(19)     PREVIOUSLY UNFILED DOCUMENTS.
         Not applicable

(21)     SUBSIDIARIES OF THE REGISTRANT.
         Not applicable

(22)     PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY
         HOLDERS.
         Not applicable

(23)     CONSENT OF EXPERTS AND COUNSEL.
         Not applicable

(24)     POWER OF ATTORNEY.
         Not applicable

(27)     FINANCIAL DATA SCHEDULE.

(99)     ADDITIONAL EXHIBITS.
         Not applicable

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on April 14, 1998.

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

        SIGNATURE                          TITLE                        DATE
        ---------                          -----                        ----


/s/ Gerard Haryman                  President, CEO and            April 14, 1998
------------------------------      Chairman of the Board
Gerard Haryman


/s/ Tom Donaldson                   Vice President, Secretary     April 14, 1998
------------------------------      and Director
Tom Donaldson


/s/ Harvey Birnholz                 Treasurer, CFO and            April 14, 1998
------------------------------      Director
Harvey Birnholz

                                 EXHIBIT INDEX


      EXHIBIT                    DESCRIPTION

         27       Financial Data Schedule