Form 10KSB
period 1998-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1999-02-05
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          [XI ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 1998

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934

            For the transition period from ___________to ___________

                          Commission File No. 00017058

                      PHOENIX INTERNATIONAL INDUSTRIES INC.
        Exact name of small business issuer as specified in its charter,

           FLORIDA                                       59-2564162
  (State or Other Jurisdiction                (IRS Employee Identification No.)
of incorporation or organization)

                 1750 OSCEOLA DR. WEST PALM BEACH, FLORIDA 33409
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                  561 688-0440
                                  ------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: as of January 29, 1999 there were 9,278,847 shares of the issuer's Common Stock, $.001 par value, outstanding.

                  Transitional Small Business Disclosure Format
                                 Yes       No X
                          Common Stock, $.001 par value

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                 INDEX TO 10KSB

                                     PART I

ITEM I   DESCRIPTION OF BUSINESS
ITEM 2   DESCRIPTION OF PROPERTY
ITEM 3   LEGAL PROCEEDINGS
ITEM 4   RESULTS OF VOTES OF SECURITY HOLDERS

                                     PART II
ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
ITEM 6   MANAGEMENT'S DISCUSSIONS OF DISCONTINUED OPERATIONS
ITEM 7   FINANCIAL STATEMENTS
ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON A
         ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9   MANAGEMENT AND DIRECTORS
ITEM 10  EXECUTIVE COMPENSATION
ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13  EXHIBITS AND REPORTS

PART I

ITEM 1   DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

         The Company was incorporated on July 22 1985, pursuant to the laws of the State of Florida under the name "Hydrobac, Inc." On July 7, 1986, the Company's name was changed to"ProBac, Inc."and on August 4, 1994, the Board of Directors approved a 1 for 10 reverse split of the outstanding shares of the Common Stock of ProBac. The reverse split was completed on September 11, 1994 and the Board of Directors increased the Company's authorized capital to 20,000,000 shares.of Common Stock and up to 5,000 shares of Preferred Stock for use as needed. On October 5, 1994, its name was changed to Trident Environmental Systems, Inc, During those periods the Company's primary business was in various types of products and systems for use in the environmental clean-up industry. On October 2, 1996 the Company's name was changed, to Phoenix International Industries, Inc. ("Phoenix" or the "Company" and the Company's Common Stock was reverse split 15 to 1. The shareholders approved Amendments to the Articles of Incorporation, changing the authorized capital to 20,000,000 shares of Common Stock, par value $.001 per share. and up to 5,000 shares of Preferred Stock for use as needed. From January 1996 through May 31, 1997, the Company sought acquisitions as it wound down and closed its original environmental clean-up business The Company, therefore, treats all matters relating to the environmental clean-up business as discontinued operations. As of May 31, 1998, the Company sold it's Intuitive Technology Consultants Inc subsidiary ("ITC") to a group headed by the current management of ITC The Company treats ITC revenues and expenses as a discontinued operation.

BUSINESS

         Currently, the Company, operates through two wholly owned subsidiaries, Mic-Mac Investments, Inc. and HDX 9000, Inc

MIC MAC INVESTMENTS, INC.

         Mic Mac was incorporated in the State of South Carolina in 1992 with its principal place of business in Myrtle Beach, South Carolina.

         It commenced business as an operator service provider for some local pay phone companies after a regional carrier ceased operations. Word spread about the service it provided and customer base grew to include most of the East coast. Because the company was successful in providing its pay phone clients with a unique service, as Mic-Mac grew it was able to negotiate very favorable contracts with its carriers. Accordingly, management decided to utilize the favorable contracts and began marketing long distance services to Hotels arid Motels

         At the beginning of 1997, Mic-Mac was approached by Citizen Utilities ("Citizen") to market its conference calling services. After two months Mic-Mac had become the second largest conference calling agent in. the country for Citizen. Shortly thereafter, Citizen could not handle the volume that Mic-Mac was generating and another provider, Northern Pittsburgh, was contracted to absorb the overflow and furnished the company with an expanded system; its capacity was depleted within a few months thereafter.

Mic-Mac has developed a reputation for being a reliable conference calling provider, However, its volume requirement far exceed equipment availability. Further, Citizen made a corporate decision to cease providing conference calling services at the end of May. To solve the problem, as later described, Mic-Mac has entered into arrangements with Multilink the equipment manufacturer, to configure a suitable system for the company.

The Mic-Mac overall marketing plan, by segments, follows:

MARKETING PLAN

ZERO PLUS OBJECTIVE

         To develop a ZERO PLUS base with small to medium sized properties; it is planned to primarily target the ethnic segment of the hospitality industry with secondary emphasis on resort and highway properties. In addition, Mic-Mac will target small to medium private pay phone companies and hospitality management companies.

IMPLEMENTATION

         To accomplish the objectives of its plan to acquire market share in the ethnic community, Mic-Mac plans to operate a telemarketing facility staffed with a majority of East Indian sales people. This marketing effort would be reinforced by direct mail programs, customer relations and referral programs Mic-Mac will be offering services from several Zero Plus providers that tender multiple plans, bundling One Plus and 800 access. This affords the telemarketers an advantage over single product competition

         The second tier marketing program of acquiring resort and highway properties would require a direct sales force in addition to an agency program, With target regions, this group would also sell pay phone companies, colleges and hospitals, and property management companies This program would be reinforced by advertising, trade shows, strategic alliances and referrals.

ONE PLUS OBJECTIVES

         To exploit an effective One Plus program offering Zero Plus and One Plus in a bundled environment utilizing both switched and dedicated access

IMPLEMENTATION

         The primary thrust will be developed through the Zero Plus marketing programs. A second tier will be directed towards businesses, organizations, affinity groups and agents who do not currently have effective One Plus programs. To effectively attain a strong presence in this market, management will employ mailing programs as well as a direct sales force

CONFERENCE CALLING OVERVIEW

         Conference calling is one of the fastest growing areas in the telecom industry. Currently, demand exceeds availability, with only about twenty companies offering this service with an ability to provide large scale connections. With decentralization, a key buzzword in most industries, the demand for large scale Conference calling is unprecedented. Among others, large potential users of consumer calling are the network markets, banks that have requirements to inform and manage branches within multiple regions or cities, corporations holding shareholder meetings and attorneys handling class action lawsuits.

EQUIPMENT

         After thorough research Mic-Mac has chosen Multilink as its equipment supplier. It is planned to utilize the Multilink System 70 with 672 ports that is expandable in 144 port configurations. This system is central office friendly and extremely durable. Multilink, has installed this system all over the world

MARKETING STRATEGY

         The primary target market is multi level marketing groups and their agents. Presently there are over twelve million network marketers in the U.S.A. and growing at a rate of eight thousand a day (as reported by the Direct Selling Association). The, majority of MLM utilization is "off peak" hours from 7:00 P.M. to 2:00 a.m. EST.

         The second market will be banks, attorneys, corporations, business travelers, independent telephone companies and small to medium LEC's. Usage for this group is during peak hours from 7:00 A.M. to 7:00 P.M.

IMPLEMENTATION

CORE BUSINESS NETWORK MARKETING

a)       Move current outsourced business to MicMac's own system.
b) Employ agents that currently sell conference calling. Mic-Mac has Letters of Intent from several groups agreeing to move their traffic to the Company's system.
c)       Pinpoint advertising.
d)       Internal sales staff to telemarket conference calling.

SECONDARY MARKET

a) Use current telecom agents to market conference calling as a value added product.
b)       Exploit strategic alliances.
c)       Employ direct mail and pinpoint Advertising.
d)       Revenue sharing with trade associations.
e)       Staff to telemarket.

HDX 9000, INC. ("HDX")

BUSINESS

         HDX continued to refine its compliance methodology to solve the Year 2000 (century date change problem). The methodology has been completely documented and the methodology phases (up to performing compliance testing), have been proven through a federal audit of Palm Beach National Bank and Trust.

          It has begun to adapt HDX methodology to the MS Office 97 platform. Twenty five percent (25 %) of the documentation has been converted to date. In, addition, HDX has commenced re-engineering the event management and planning software as a Microsoft Outlook application.

SALES AND MARKETING

         HDX has developed a sales capability to target end users of its methodologies The initial HDX United States based Year 2000 project was started in April on a fee paying basis with Palm Beach National Bank and Trust.

This project continues to be a valuable reference site in the United States for HDX methodology. HDX continues to pursue sales expansion in Jamaica and the Caribbean where a number of accounts and prospects have been identified.

         Timothy Palmer continues to operate and manage HDX on a full time basis. He has expanded and developed the pool of personnel with hands-on experience in HDX technology, via a live project setting in the United States. The pool now stands at six (6) skilled technicians, most of whom work as subcontractors. In addition, HDX has trained twenty (20) technicians with experience in export markets, all of which will also work as subcontractors.

IMPLEMENTATION

         At Palm Beach National Bank and Trust, HDX technology was used to build an organizational capability within the bank to solve the Year 2000 problem. The project had reached a stage that when Federal auditors examined the bank's Year 2000 processing capability, the bank passed with highest ratings. Further, HDX technology was utilized to perform a Year 2000 impact analysis at Prime Life Insurance Company, one of the largest insurers in Jamaica

COMPETITION

         Many similar companies, both large and small, offer similar services as Phoenix and its subsidiaries. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

PATENTS

         The Company owns two patents for solidification of environmental waste, which were acquired when the Company was involved in that business. However, the Company is no longer in such business and it is believed by the Company that these patents are of very little value today, as they have been rendered obsolete due to the rapid development of the environmental industry.

EMPLOYEES

         As of January 29, 1999, the Company had 10 employees.

ACQUISITION

CAMBRIDGE GAS TRANSPORT CORPORATION ("CGTC")
GEORGETOWN, GRAND CAYMAN, CAYMAN ISLANDS

CGTC is a holding company who's primary business is to act as the majority shareholder of NAVIGATOR GAS TRANSPORT PLC ("NAVIGATOR"), and to issue and oversee the management contracts for the construction and operation of Navigator's ships. Purchased on December 14th of 1998, (a copy of the purchase contract is attached as Exhibit 10.6), CGTC represents Phoenix's entrance into the international shipping industry. CGTC is the owner of 58% (plus an option to purchase an additional 10%) of Navigator.

BUSINESS SUMMARY OF NAVIGATOR GAS TRANSPORT, PLC

         Navigator has contracted to build five (5) 22,000 cubic meter semi-refrigerated gas tankers. These vessels will be capable of carrying all types of petrochemical gases, including ethylene and LPG. Navigator raised the $304,000,000 required for the funding of these vessels through a bond offering managed by Credit Suisse First Boston. The vessels are being built by Jiangnan Shipyard in China. The first vessel is scheduled for delivery August 1, 1999 with one delivered every three months thereafter. The vessels will be "state of the art" and the largest of their type ever built.

NAVIGATOR GAS TRANSPORT, PLC

         Navigator was formed in 1997 for the purpose of building and operating a fleet of five "state of the art", 22,000 cubic meter ("cbm") semi-refrigerated ethylene-capable gas carriers. The vessels are designed to transport the entire range of petrochemical gases, including ethylene, propylene, vinyl chloride monomer ("VCM"), butadiene and crude C4, as well as liquefied petroleum gases ("LPG"), such as ethane, propane and butane. There are no ethylene-capable semi-refrigerated gas carriers currently operating or under construction that will be larger than the vessels. Each Vessel will have four separate gas cargo tanks, segregated pumping and piping systems and a separate deck tank, allowing each Vessel to carry up to three separate cargoes simultaneously.

         Upon their construction, the vessels will be among the most versatile gas carriers in the world in terms of cargo options, ease and speed of loading and discharging cargoes and adaptability for route scheduling. The foregoing capabilities will permit Navigator to minimize operating costs, reduce voyage times and maximize Vessel utilization. In addition, the vessels' larger cargo capacities, compared to the existing ethylene-capable fleet, offer significant economies of scale, especially for long-haul transport.

THE PETROCHEMICAL MARKET AND SEABORNE TRADE

         Navigator believes that the gas freight market represents one of the most attractive sectors of the shipping industry in terms of its robust underlying demand, growth dynamics, and the outlook for limited expansion in freight capacity. The vessels will address increasing customer demand for larger semirefrigerated gas carriers designed for long-haul trade in petrochemical gases. The transportation of petrochemical gases is a rapidly growing market with a few large participants. Navigator intends to become a leading participant in this market to service the major producers, refiners, traders and end-users of petrochemical gases. Navigator believes that the following factors create an attractive opportunity for the construction of the vessels:

DEMAND FOR GAS TRANSPORTATION. Demand for the seaborne transportation of ethylene and other petrochemical gases is driven by growth in gross domestic product and increased standards of living, particularly in net importing regions such as the Far East, the Mediterranean and the Indian subcontinent. Petrochemical gases are used in the production of a vast array of chemicals and finished products, including plastics and synthetic based materials. New production technologies are allowing plastic and synthetic based materials to displace metal, cotton, wood and other materials in an increasing number of end products. From 1990 to 1996, global production of major petrochemical gases increased at a compound annual growth rate of 4.4%. Import growth in Asia of such major petrochemical gases, over this same period, increased at a compound annual growth rate of 9.4%. By-products of petroleum refining, ethylene and other petrochemical gases are primarily produced in major petroleum processing regions such as the Middle East, North America, South America and northwestern Europe. Navigator believes that large and growing net exports from these regions to meet the increasing global demand for petrochemical gases will continue to generate strong growth in seaborne trade.

         Crosstrading of petrochemical gases between and among producing and consuming regions to satisfy supply and demand imbalances will also contribute to growth in demand for deep sea transport. Crosstrading will be influenced by price imbalances among regions, mismatches in domestic production capabilities and consumption requirements, and planned and unplanned outages in production and manufacturing facilities. Navigator believes that worldwide growth in consumption of end products produced from petrochemicals will result in growth in cross trading of petrochemical gases.

         Furthermore, because many gas carriers trade in both petrochemical gases and alternate cargoes such as LPG and ammonia, growth in the demand for seaborne transport of LPG and ammonia will tend to reduce the vessel capacity available to transport petrochemical gases and may positively affect freight rates for ethylene and other petrochemical gases.

         CONSTRUCTION OF MAJOR PETROCHEMICAL PRODUCTION AND TERMINAL FACILITIES. AS a result of the expansion of existing facilities and the construction of major new petrochemical production facilities and associated large scale terminals, the amount of petrochemical gases transported by sea has increased. New petrochemical production capacity of 46.8 million tons is expected to be on line by the beginning of the next decade, representing a 28.7% increase over global capacity at the end of 1996. Examples of such large-scale modern facilities include a 3.3 million ton petrochemical plant, which includes a 1.4 million ton ethylene plant, currently under construction in Taiwan; an 830,000 ton ethylene plant planned to be built by a Mobil Corporation venture in Venezuela; and Exxon Chemical Company's planned 800,000 ton ethylene and 400,000 ton propylene facility in Singapore. These expanded and new facilities are typically incorporating large scale storage terminals, which include multiple tanks capable of handling many different petrochemical products. Navigator believes that the vessels' large capacity as well as their ability to carry a full range of petrochemical gas cargoes will make them attractive to major participants in the petrochemical industry.

         AN ATTRACTIVE MARKET FOR SEABORNE TRADE OF ETHYLENE. Navigator believes that the market for seaborne transportation of ethylene, the key building block for plastics and a feedstock to other petrochemicals, is particularly attractive. World ethylene production capacity has doubled over the past 15 years to a total capacity of approximately 81 million tons in 1996, with production capacity increasing by 5.5% during 1996. This trend is expected to continue with additional production capacity of approximately 27 million tons expected by the beginning of the next decade. Due to its low temperature requirement (-104'C), ethylene is the most demanding gas cargo to transport and is carried primarily by smaller, more specialized vessels. As a result, ethylene has typically commanded higher charter rates than other petrochemical gases. There are no ethylene capable vessels which are currently operating or under construction that are over 12,500 cbm. In addition, the Navigator vessels will be capable of carrying ethane, a feedstock for ethylene which also has a low temperature requirement (-82C). Navigator believes the market for the transportation of ethane will become a premium rate market.

BARRIERS TO ENTRY. Over the past several years, the gas carrier industry has experienced an increased emphasis on higher quality vessels and enhanced operating efficiencies as both customers and regulatory authorities have increasingly focused on safety issues and environmental protection. As the industry faces more stringent operating standards, including International Safety Management ("ISM") code certification, Chemical Distribution Industry ("CDI") certification and inspection certification by major customers, Navigator believes that the existing fleet will find it increasingly difficult to compete without major capital investment for upgrades. Whereas in the oil carrier industry the entrance of new owners is commonplace, few vessel owners have the resources and the access to commercial and technical expertise necessary to build and operate an efficient size fleet of petrochemical gas carriers and to attract major customers. In addition, few shipyards have the capabilities and experience required to build gas carriers, which incorporate sophisticated gas plant systems.

Existing shipyard capacity is also currently constrained by the strong demand for less technically demanding vessels such as oil tankers, drybulk vessels and container carriers. Given these entry barriers and the unique capabilities of its vessels, Navigator believes that it will have a competitive advantage over other industry participants. See, "The Vessels", below.

         STRONG SECONDHAND VESSEL VALUES. Producers, refiners, traders and end users of petrochemical gases do not typically own or control their own vessels. Instead, vessels are owned by a limited number of experienced operators, each with a relatively large fleet. This market structure, combined with the complexity of building and operating vessels capable of carrying petrochemical gases, has resulted in these vessels maintaining strong secondhand values over time. For example, a 15,000 cbm semi-refrigerated gas carrier built in 1990 was sold in the secondary market in early 1997 at a price equal to 93% of its delivered cost, reflecting the high expected return and the high replacement cost of these vessels.

BUSINESS STRATEGY

         Navigator's business strategy is to take advantage of the strong demand for seaborne transportation of petrochemical gases and LPG resulting from the worldwide expansion in the production, use and trade of petroleum by products. The key elements of this strategy include:

         INTEGRATED CHARTERING STRATEGY. Charterers of gas carriers such as the Navigators vessels rely on short and long term contracts of affreightment and, to a lesser extent, time and spot charters, allowing them to respond quickly and efficiently to the changing trading patterns of the petrochemical gas market. Navigator intends to take advantage of these market dynamics by building a portfolio of contracts of affreightment with major customers. Such contracts are expected to be from three to five years in length and would provide the vessels with a high level of continuous employment. Navigator also intends to use the spot market and, to a lesser extent, time charters of the vessels to achieve maximum capacity utilization and minimize ballast trips and idle time. This strategy will be implemented by MarLink Schiffahrtskontor GmbH ("MarLink"), an affiliate of GEBAB, the commercial manager of the vessels. MarLink is a leading commercial manager of vessels in the petrochemical gas market.

         The Manager is currently negotiating two contracts of affreightment for the employment of the vessels in the ethylene and propylene trades. One contract would guarantee a minimum of 10 voyages and a maximum of 20 voyages per annum for a full cargo of propylene from the Americas to the Mediterranean region. The second contract would ensure a minimum of 18 voyages and a maximum of 28 voyages per annum for a full cargo of ethylene from various loading ports to the Mediterranean region. Each contract would be for a five year period with freight rates for each voyage to be based on then prevailing market rates. If consummated, these contracts could provide a base load of continuous employment for the vessels during the terms thereof. However, there can be no assurance that these contracts will be consummated.

         MAXIMIZE ETHYLENE BUSINESS. Historically, ethylene has generally achieved an approximate 10-15% premium over charter rates for other petrochemical gas cargoes. As ethylene frequently trades along the same routes as other petrochemical gases, the vessels' multiple tank configuration should enable Navigator to maximize the proportion of its freight mix accounted for by ethylene, without sacrificing cargo capacity utilization or route efficiency. Based on historical trends, as well as the increasing size of production facilities, Navigator also believes that the average size of ethylene freights will increase, thereby enhancing the competitiveness of the vessels.

BUILD VERSATILE VESSELS WITH MULTI-CARGO CAPABILITY. The vessels will be among the most versatile petrochemical gas carriers in the world given their ability to carry the full range of petrochemical gases and transport up to three segregated cargoes simultaneously.

Navigator believes that these larger, multiple tank vessels will provide a competitive advantage over other operators in the petrochemical gas freight market. In addition, the vessels will offer improved operating efficiencies due to their higher speed and shorter loading and discharge times as compared to many less sophisticated vessels. Navigator has chosen the Builders because of their previous experience in the building of gas carriers with Tractebel Gas Engineering GmbH ("TGE"), a leading engineering firm in the production of gas plants. See "Business", "The Vessels" and "The Builders and TGE."

         MAXIMIZE VESSEL UTILIZATION. Navigator believes that its fleet size of five vessels, each with four tanks and the ability to carry up to three fully segregated cargoes, will allow it to adopt triangular trade patterns which minimize ballast trips. In addition, the vessels' ability to carry up to three cargoes simultaneously will give Navigator the potential to service up to 15 charterers at any one time. Navigator believes that the size of the vessels will also be attractive to charterers with substantial long haul transport requirements. Navigator's fleet size and configuration should provide the operational flexibility necessary to meet the logistical demands of managing complex trading patterns.

THE VESSELS

         The vessels will be state of the art gas carriers. Navigator believes that the size and configuration of the vessels, as well as the features incorporated therein, will make them more attractive to charterers than other vessels. As a result, Navigator expects its vessels to realize higher than average levels of utilization in the transport of high value petrochemical gas cargoes as compared to other gas carriers, significantly enhancing the earnings potential of each vessel.

         The vessels will be semi-refrigerated, combining refrigeration and pressurization to maintain their cargoes in a liquefied state. This will allow the vessels to load products at varying temperatures from different terminals. In addition to pre-cooled cargoes, the vessels will have the ability to load cargoes that cannot maintain their required liquid temperatures prior to loading, due to distances traveled by pipeline from production facilities to vessels, by accepting these cargoes under pressure and cooling them on board the vessels during the voyage. The load time of these cargoes is thereby reduced since the cargoes do not need to be cooled prior to loading. Unlike semi-refrigerated vessels, fully refrigerated vessels are only able to load cargoes in a cooled state, requiring those vessels to cool products prior to loading. This requirement slows product loading and limits the number of terminals which can be efficiently serviced by such vessels.

         The nitrogen generator and deck tank on the vessels will allow them to prepare their tanks for the next cargo while en route to the next load port. This will result in timesavings of as much as three days on some voyages, as tank preparation would otherwise have to be carried out in port. These features provide a significant benefit to charterers and terminal operators by improving their terminal utilization. The 22,000 cbm carrying capacity of the vessels will also be beneficial to charterers and terminal operators by reducing the number of loading and discharging operations, the duration of such operations and the associated costs.

SUPPLEMENTAL PARTICIPANTS

GEBAB

GEBAB is a privately owned German investment house specializing in ship finance, shipowning and other shipping services through its affiliates. GEBAB and the major German shipbuilder, Thyssen Nordseewerke GmbH ("Thyssen"), together own 70% of Martime, one of the leading German ship management and shipowning companies. Martime will be responsible for the technical supervision of the construction of the vessels, pre-delivery technical management and the ongoing technical management of the vessels after delivery from the Builders. Martime's staff has over 20 years of experience in the ship management business and currently operates nine container ships, three gas carriers and two chemical carriers. Martime received accreditation for ISO 9002 and ISM certification during 1997, providing independent confirmation of the strength of its technical management expertise. GEBAB, through its affiliate MarLink, will seek to negotiate, on behalf of the Owners, contracts of affreightment, spot charters and occasional time charters to provide a balanced mix of employment for the vessels. GEBA13, together with a German shipowner, Hartmann Schiffarts GmbH ("Hartmann"), also owns a major stake in GasChem Services GmbH and Co., KG ("GasChem"). GasChem is a well established commercial management company that currently manages for various owners a pool of 18 gas carriers ranging in size from 4,000 cbm to 8,000 cbm capacity, of which thirteen have ethylene capacity.

TGE

TGE is an indirect subsidiary of Tractebel S.A., a Belgian public company engaged in the utility and engineering industries. TGE is a world leader in the engineering, design and construction of gas storage and transportation plants and equipment. In addition, it manufactures port facilities for the off loading and receiving of liquefied gases, gas liquification and handling systems, chemical and gas plants for installation on carriers, storage facilities for liquified gases and chemicals, gas bottling plants, gas terminals and metering stations, vaporization, transmission lines and compressor stations and package plants for recovery of products from associated gases. TGE is a leading provider of turnkey operations. TGE will design the complex gas plants to be utilized on the vessels. TGE will also supervise the construction and erection of the vessels' gas plants through its permanent office in Shanghai. Since 1980, TGE has been involved in the installation of gas plants for 36 gas carriers, 18 of which are ethylene capable. TGE will act as a subcontractor to Jiangnan under each Building Contract and as such will be responsible for supplying materials for construction of the gas plant and supervising its installation.

ARTIC GAS, S.A. ("Arctic"). Arctic is part of the Cryofin Group ("Cryofin"). Cryofin is a shipbuilding group responsible for the original design and engineering specifications for the vessels. Over the last 50 years, Cryofin has designed, built and partly operated more than 40 gas carriers of various types, including the first vessel designed to carry LPG.

XENON SHIPPING, INC. ("Xenon Shipping"). Xenon Shipping is an affiliate of Xenon Shipping, AS ("Xenon"). Xenon is a leading Norwegian shipbroker, specializing in the petrochemical gas and LPG market. Xenon provides a full range of chartering, sale and purchase and related services to a worldwide clientele. Established in 1991, Xenon has extensive experience in the gas carrier industry.

ITEM 2   DESCRIPTION OF PROPERTY

         The Company's principal place of business is located at 1750 Osceola Drive, West Palm Beach, Florida 33409, which consists of office and warehouse space. This space aggregates approximately 3,500 square feet including four offices and a conference room. The annual lease cost is $4,000.00 per month, plus expenses expiring in August 1999. HDX, a wholly owned Phoenix subsidiary, shares the space.

         Mic-Mac rents 550 sq. ft. at 4603 Oleander, Suite 9, Myrtle Beach, South Carolina 29577. The rent is $550 per month under a one year lease, which expires in March 1999

Both of these offices are rented from unrelated third parties

ITEM 3   LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company (or any of its Officers and Directors in their capacities as such) is a party or to which the property of the Company is subject and no such material proceeding is known by management of the Company to be pending.

ITEM 4   RESULTS OF VOTES OF SECURITY HOLDERS

No votes taken during Fiscal 1998

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The following table sets forth the range of high and low bid prices as reported on the OTCBB during the periods commencing:

                                       CLOSING BID             CLOSING ASK
                                    ------------------------------------------
                                    High        Low         High         Low
1995
07/03/95 through 09/29/95           3.28        .15         6.56         .93
10102/95 through 12/29195           4.21        .15         7.03         .93
1996:
01/02/96 through 03/79/96           1.20        .15         1.95         .60
04/01/96 through 06/28/96            .22        .07          .60         .22
07/01/96 through 09/18/96            .30        .11          .75         .37
09/19/96 through 09/10/96           1.125       .375        1.50         .625
10/01/96 through 12/31/96           1.50        .25         2.375        .75
1997
01/02/97 through 03/31/97           1.50        .6875       2.375       1.00
04/01/97 through 06/30/97           1.4375      .625        1.6875       .875
07/01/97 through 09/30/97           2.37       1.125        2.625       1.375
10/01/97 through 12/3l/97           2.25        .46         2.625        .875
1998
01/02/98 through 03/31/98           1.50        .4375       1.6875       .4687
04/01/98 through 06/30/98           1.19        .4375       1.2187       .500

01/01/98 through 09/30/98            .843       .4375        .875        .4687
10/01/98 through 12/31/98           1.28        .4062       1.37         .435
1999
01/01/99 through 01/29/99           1.00        .875        1.06         .9375

The price of shares have been adjusted for all stock splits.

DIVIDENDS

         The Company has paid no dividends during the past five fiscal years on any class of its issued and outstanding securities.

         The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well; as other relevant factors. By reason of the Company's present financial condition, the Company does not contemplate or anticipate paying any dividends on the Common Stock in the foreseeable future.

As of May 31, 1998 there were 518 recorded shareholders of the company's stock.

COMPANY CAPITALIZATION

         There are 20,000,000 shares of Common Stock authorized for issuance. Of this amount, 8,690,028 shares were issued and outstanding at May 31, 1998. There are 5,000 shares of Preferred Stock authorized; the designation and rights of which are to be determined by the Board of Directors, none of which are issued and outstanding.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTINUING OPERATIONS

         The Company's HDX subsidiary was acquired July 21, 1997. For the 10 months and 10 days through May 31, 1998 HDX had revenues of $160,309 and expenses of $132,656. The Company's Mic-Mac subsidiary was acquired on April 1, 1998. For the period from the date of acquisition through May 31, 1998, Mic-Mac had revenues of $15,634 and expenses of $30,404.

DISCONTINUED  OPERATIONS

         As of June 1, 1998, the Company sold its ITC subsidiary to a group headed by ITC management. The Company received $60,000 in cash, $290,000 in Notes, and 1,413,000 shares of the Company's Common Stock, plus relief from obligations totaling approximately $800,000 in return for said sale. The shares of Common Stock have been returned to the treasury of the Company and have been cancelled. To date, no payment of interest or principal on the Notes has been made and said payments are past due. Additionally, the Company has not received any confirmation of relief from the $800,000 in obligations. The operations of ITC have been treated as discontinued operations.

With regard to the Statements of Operations for the fiscal year ending May 31, 1998, the Company had a loss of $452,309 from the discontinued ITC operation (see note to Consolidated Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY

         During the fiscal year ending May 31, 1998, the Company issued 1,000,000 shares of common stock for acquisitions, consulting services and a reduction of loans payable to its CEO. At May 31, 1998 the Company had a working capital deficit of $23,000. As described in Note 12, Consolidated Financial Statements, the Company has committed to pay $5,000,000 for an acquisition.

         The Company has been audited by its HDX subsidiary, as to the effect the Year 2000 (Millenneum) will have upon its infrastructure and it was found to be compliant with the Year 2000.

         The Company requires an infusion of operating capital. Management is currently involved in negotiations to bring such capital, as required, to the Company. No assurance can be given that management will be successful in these efforts.

ITEM 7   FINANCIAL STATEMENTS

         The Company's audited Consolidated Financial Statements immediately follow the signature page to this Form 10KSB

ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's auditor for the period ending May 31, 1998 is Kane, Hoffman & Danner P. A. 1101 Brickell Avenue, Suite M-101, Miami, Florida 33131 (See SEC Form 8-K as filed on August 31, 1998). For the years ending May 31, 1997, 1996 and 1995, the Company's auditor was Leon P. Wilde ` CPA, 3452 West Boynton Beach Boulevard, Boynton Beach, Florida 33436. There have been no disagreements with Mr. Wilde.

PART III

ITEM  9  MANAGEMENT AND DIRECTORS

The current Management and Directors of the Company as of January 29, 1999 are as follows:

NAME              AGE              POSITION(S)
---------------------------------------------------------------
Gerard Haryman    54       President, CEO, acting CFO and Chairman of the Board
                           of Directors
Thomas Donaldson  55       Vice President, Secretary and Director
Bjorn Q. Aaserod  42       Director
Harvey Birnholz   59       Director
Timothy Palmer    51       Director

         Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them

         GERARD HARYMAN, has been Chairman of the Board, President and Chief Executive Officer of the Company since January 1996. Concurrently, until September 1996, he was President of American Diversified Group, Inc., a public company based in West Palm Beach, Florida, importing and exporting pharmaceuticals since June 1994 to the present, Mr. Haryman has been President of Aptek Communications, Inc., a private company, based in West Palm Beach, Florida in the business of selling and servicing portable computers. From January 1994 to the present he has been President of Aspen Marine Group, boat builders and distributor of Portable computers, a public company in West Palm Beach, Florida that is currently in Chapter II Bankruptcy proceedings. Mr. Haryman is one of about 20 defendants in a lawsuit brought by the Trustee of Aspen and believes that the lawsuit will have no adverse consequences to the Company. Since 1981 to the present, he has been President and CEO of SA, Sitmo developers and builders of commercial and residential properties, with corporate offices in Paris, France. In the period from March 1995 to September 1995, Mr. Haryman was Chairman of Life Industries, Inc., a public company, which intended to import mineral water and other products from, Mexico, which, did not materialize, leading to his resignation from the Board, Mr. Haryman was a Finance Major at the Institute General de Finance in Paris, France.

He devotes approximately 95 % of his time to the business of the Company.

         THOMAS DONALDSON, has been Vice President, Director of Operations and a Director of the Company (formerly Trident Environmental Systems, Inc.) since February 1993. Additionally, from March 1996 to March 1997, he was Assistant Manager, Marketing for C.C.S Financial, Inc., a finance company in Ft. Lauderdale, Florida. In the period January 1991. to February 1993, he was Director of Marketing for Professional Locators, Inc., a placement firm. in Boca Raton, Florida, Mr. Donaldson attended the University of Paris (Sorbonne) and the University of Miami

         BJORN Q. AASEROD, elected to the Board on December 14, 1998 as a result of the acquisition by Phoenix of Cambridge Gas Transport Corporation, of which he is Chairman and a Director. Mr. Aaserod has broad experience in the shipping, finance and industrial sectors. Prior to his joining CGTC in 1995 he acted as a consultant to major investment banking firms and among other positions, Mr. Aaserod has been Chairman and CEO of the publicly quoted MG Industries. Additionally Mr. Aaserod has close relationships with the major oil companies, first class shippers and Far Eastern shipyards.

         HARVEY BIRNHOLZ, has been a Director of the Company since October 1997. From August 1990 to August 1997, he was a Special Investigator and Corporate Auditor for the Florida Department of Revenue and. a Federal and State Tax Consultant on business evaluations. In the period January 1995 to June 1995, he was Comptroller for nine separate Ladies Health Centers, and from May 1961 to August 1990 (Retired), he was a Supervising Agent for the Internal Revenue Service of the United States. Mr. Birnholz holds a BBA degree in accounting from the University of Miami.

         TIMOTHY PALMER, has been President of HDX 9000, Inc., West Palm Beach, Florida, a computer and business consulting firm since October 1993, now a wholly owned subsidiary of the Company, and a Director of the Company since July 1997. From March 1997 to the present, he has been President of Quality Advantage, Ltd. of Kingston, Jamaica, a computer and business consulting firm. Prior to October 1993, he was manager of the Palmer Family Trust in London, England. Mr. Palmer holds a Bachelor of Commerce Degree from McGill University in Montreal, Canada.

         JAMES, P. MCALINDEN, has been President of Mic Mac Investments, Inc., a telecommunications provider based in Myrtle Beach, South Carolina since 1992 and now a wholly owned subsidiary of the Company. From 1981 to 1987 he was Chief Canadian Financial Officer for Milwaukee Electric Tool (Canada) Ltd. and a Director of Milwaukee Electric Tool (Canada) Ltd. and Duff Norton (Canada) Ltd. from 1983 to 1987.

From 1987 to 1990, he was Controller and Chief Administrator of Mancor Can, Inc. and from 1991 to 1992, President of River Oaks Estate Development Corp. in Myrtle Beach, South Carolina Mr. McAlinden holds a Bachelor of Commerce Degree, with a major in Accounting from Concordia University in Montreal, Canada.

OPTIONS & WARRANTS

As of September 1998, there are no options, warrants, rights, etc., of any kind outstanding.

STOCK OPTION PLAN

         On May 31, 1998, the Company's Board of Directors adopted a Stock Option Plan far its employees, directors and consultants. Currently, the Company's Personnel Committee has not awarded any shares under this option plan. It is the Company's intention to register the underlying shares utilizing Form S 8 in the near future.

ITEM 10  EXECUTIVE COMPENSATION

During fiscal year 1998, the Company had two employees earning in excess of $100,000 (see following chart)

SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                           -------------------                  AWARDS, SECURITIES UNDERLYING
                                                                -----------------------------
Name and
Principal Position         Year     Salary           Bonus                  -0-
Gerard Haryman,            1996     250,000(l)       -0-                    -0-
President & CEO

Gerard Haryman,            1997     250,000(l)       -0-                    -0-
President & CEO

Gerard Haryman,            1999     250,000(l)       -0-                    -0-
President & CEO

Scott Schuster,            1998     160,000(2)       -0- (2)                -0-
President & CEO
Intuitive Technology
Consultants, Inc.

(1) Due to the cash position of the Company during 1996, 1997 and 1998, Mr. Haryman has deferred payment of his salary. Since be became CEO in 1996, Mr. Haryman has received payments of $0.00
(2) Mr. Schuster's employment commenced on June 1, 1997, the first day of fiscal 1998. He is entitled to a quarterly bonus based on the net profit of ITC. To date, ITC has not had a profitable quarter, With the sale of ITC, as of May 31, 1998 any past due or future salaries or bonuses to Mr. Schuster are not a Company expense.

EMPLOYMENT AGREEMENTS

The Company currently has no Employment Contracts in effect.

COMPENSATION OF DIRECTORS

     Each outside Director of Phoenix will receive 12,000 shares of Common Stock for each year of service plus reimbursement of out of pocket expenses. Currently, the Company has no outside Directors.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS:

         The following table sets forth. certain information, of January, 1998, regarding the Company's Common Stock owned of record or beneficially by, (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock; (ii) each Director and Executive Officer and (iii) all Directors and executive officers as a group, Except AS otherwise indicated, each stockholder listed below has' sole voting and investment power with respect to shares beneficially owned by such person.

         In accordance with Rule 13-d3 promulgated under the Securities Exchange Act of 1934, as amended, shares that are not outstanding but that are issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges or which are otherwise required by Rule 13-d3 to be included have been deemed to BE outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. At May 31, 1998, there were 8,690,028 shares of Common Stock issued and outstanding and no options, warrants, etc. were outstanding.

COMMON STOCK

                                                Amount and Nature     Percent of
                                             of Beneficial Ownership    Class

Name and Address

Gerard Haryman                                      580,000 (1)          6.7%
1750 Osceloa Drive
West Palm Beach, FL 33409

Thomas Donaldson                                     13,333               .015%
1750 Osceloa Drive
West Palm Beach, FL 33409

Bjorn Aaserod                                           -0-                -0-
1750 Osceola Drive
West Palm Beach, FL 33409

Harvey Birnholz                                      50,000               .57%
301 Dunwoody Lane
Hollywood, FL 33301

Timothy Palmer                                      550,000              6.3%
1750 Osceloa Drive
West Palm Beach, FL 33409

All shareholding Directors and Officers
as a Group (4 persons)                              693,333             13.585%

(1) Mr. Haryman owns 300,000 shares directly and 280,000 shares are owned by Mr. Haryman's wife and thus are deemed beneficially owned by him.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1995, the Company received a loan in the amount of Two Hundred Forty Thousand Dollars ($240,000) from Markus A. Gertsch then Chief Executive Officer of the Company. The loan was for a term of three years at twelve and one-half percent 12.5% simple interest. In September 1995 the Company received a loan of Thirty Thousand One Hundred Thirty Four Dollars ($30,134) from Mr. Gertsch This loan as for twelve (12) months.

         Both of these loans were repaid to Mr. Gertsch by the issuance of 220,000 shares of the, Company's Common Stock These shares have not been registered under the Securities Act of 1933.

ITEM 13  EXHIBITS AND REPORTS
         ANY LOANS OR TRANSACTIONS BETWEEN OFFICERS OR DIRECTORS OF THE COMPANY

         See index of required exhibits and attachments thereto.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on January 29, 1999.

PHOENIX INTERNATIONAL INDUSTRIES, INC.

By:

------------------------------------
Gerard Haryman President and CEO

         In accordance with the requirements of tile Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on, the dates indicated,

SIGNATURE                      TITLE                         DATE
--------------------------------------------------------------------


---------------------------
Gerard Haryman                 President, CEO, acting CFO
                               and Chairman of the Board     January 29, 1999


---------------------------
Thomas Donaldson               Vice President, Secretary
                               and Director                  January 29, 1999


---------------------------
Timothy Palmer                 Director:                     January 29, 1999


---------------------------
Bjorn Q. Aaserod               Director:                     January 29, 1999


---------------------------
Harvey Birnholz                Director                      January 29, 1999

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                                    CONTENTS

F-1      F-2      -       INDEPENDENT AUDITOR'S REPORT

F-3               -       CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 1998
                          AND 1997

F-4               -       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                          YEARS ENDED MAY 31, 1998 AND 1997

F-5               -       CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                          DEFICIENCY

F-6      F-7      -       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                          YEARS ENDED MAY 31, 1998 AND 1997

F-8      F-16     -       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS
                          OF MAY 31, 1998 AND 1997

F-17     F-18     -       CONSENT OF INDEPENDENT CERTIFIED PUBLIC
                          ACCOUNTANT

To the Board of Directors of
Phoenix International Industries, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Phoenix International Industries, Inc. and subsidiaries (the Company) as of May 31, 1998 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has accumulated losses of approximately $5,114,000 as of May 31, 1998, has a working capital deficiency of approximately $23,000, will continue to incur operating expenses which may not be recoverable from future operations and is dependent upon the continued funding of the Company's operations by its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note
11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KANE, HOFFMAN & DANNER, P.A.
       CERTIFIED PUBLIC ACCOUNTANTS

December 23, 1998

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                              MAY 31, 1998 AND 1997

                                     ASSETS

                                                               1998       1997
                                                             --------   --------
                                                                        Restated

Current Assets:
   Cash                                                      $  3,042   $    579
   Accounts receivable, net of allowance
     for doubtful accounts of $12,000                          44,251       --
   Notes and loans receivable                                    --       26,500
   Other current assets                                         3,303       --
                                                             --------   --------
     Total current assets                                      50,596     27,079

   Property and equipment, net                                 19,910     10,286

   Goodwill, net                                              189,431       --

   Net investment in subsidiary under contract for sale       267,491       --

   Other assets                                                  --        1,289
                                                             --------   --------
                                                             $527,428   $ 38,654
                                                             ========   ========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable                                           $    68,864      $     5,399
   Accrued expenses                                                 4,888          332,000
                                                              -----------      -----------
      Total current liabilities                                    73,752          337,399
                                                              -----------      -----------
Loan payable, related party                                       570,955          106,309
                                                              -----------      -----------
Commitments and Contingencies
Stockholders' Deficiency:
   Preferred stock, $.001 par value; 5,000
    shares authorized; no shares outstanding                         --               --
   Common stock, $.001 par value; 20,000,000
      shares authorized; issued and outstanding 8,622,028
    shares and  4,960,028 shares as of May 31, 1998 and
    1997, respectively                                              8,622            4,960
   Additional paid-in capital                                   4,988,045        3,693,000
   Less: Stock subscriptions receivable                              --            (23,000)
   Accumulated deficit                                         (5,113,946)      (4,080,014)
                                                              -----------      -----------
     Total stockholders' deficiency                              (117,279)        (405,054)
                                                              -----------      -----------
                                                              $   527,428      $    38,654
                                                              ===========      ===========

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        YEARS ENDED MAY 31, 1998 AND 1997

                                                1998             1997
                                            -----------      -----------
                                                               Restated

Revenues                                    $   175,673      $      --
                                            -----------      -----------
Operating expenses:
   Operating expenses                           726,111          441,300
   Depreciation                                   1,714            1,714
   Amortization of goodwill                      29,176             --
                                            -----------      -----------
                                                757,001          443,014
                                            -----------      -----------
   Operating loss                              (581,328)        (443,014)
                                            -----------      -----------
Other expense:
   Interest expense                                  96             --
                                            -----------      -----------
     Total other expense                             96             --
                                            -----------      -----------

Loss before income taxes                       (581,424)        (443,014)
Income taxes                                       --               --
                                            -----------      -----------
Loss from continuing operations                (581,424)        (443,014)

Discontinued operations:
   Loss from discontinued operations           (452,508)            --
                                            -----------      -----------
Net Loss                                    $(1,033,932)     $  (443,014)
                                            ===========      ===========

Loss per share:

Loss from continuing operations             $      (.07)     $      (.15)
                                            ===========      ===========
Net loss                                    $      (.13)     $      (.15)
                                            ===========      ===========
Weighted average common shares                8,138,702        2,908,000
                                            ===========      ===========

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                        YEARS ENDED MAY 31, 1998 AND 1997

                                                     Common Stock
                                                                                Additional                         Total
                                              Number of                          Paid-In       Accumulated     Stockholders'
                                                Shares         Par Value         Capital         Deficit         Deficiency
                                             -----------      -----------      -----------    -------------    -------------
Balance, May 31, 1996, as previously
     reported                                 13,320,420      $   133,204      $ 3,160,000     $(2,715,000)     $   578,204

Prior period adjustment                                                                           (922,000)         (922,000)
                                             -----------      -----------      -----------     -----------      -----------
Balance, May 31, 1996, as restated            13,320,420          133,204        3,160,000      (3,637,000)        (343,796)

Reverse split of 1:15                        (12,432,392)

Change in par value                                              (132,316)         132,316

Issuance of stock                              4,072,000            4,072          400,684                          404,756

Less: stock subscriptions
     receivable                                                                    (23,000)                         (23,000)

Net loss, as restated                                                                             (443,014)        (443,014)
                                             -----------      -----------      -----------     -----------      -----------
Balance, May 31, 1997, as restated             4,960,028            4,960        3,670,000      (4,080,014)        (405,054)

Acquisition of ITC                             1,500,000            1,500          320,375                          321,875

Acquisition of HDX                               500,000              500          151,286                          151,786

Acquisition of MIC MAC                           250,000              250           54,983                           55,233

Issuance of stock for
     consulting services                         692,000              692          137,121                          137,813

Issuance of stock as a reduction
     of loan payable to shareholder and
     chief executive officer (CEO)               720,000              720           71,280                           72,000

Capitalization of accrued wages to CEO                                             583,000                          583,000

Net loss                                                                                        (1,033,932)      (1,033,932)
                                             -----------      -----------      -----------     -----------      -----------
Balance, May 31, 1998                          8,622,028      $     8,622      $ 4,988,045     $(5,113,946)     $  (117,279)
                                             ===========      ===========      ===========     ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        YEARS ENDED MAY 31, 1998 AND 1997

                                                              1998             1997
                                                          -----------      -----------
                                                                             Restated
Cash Flows From Operating Activities:
   Net loss                                               $(1,033,932)     $  (443,000)
                                                          -----------      -----------
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Value of stock issued to ITC shareholder
        and not returned                                       21,460             --
     Depreciation and amortization                             63,815            2,000
     Provision for bad debt                                    32,000             --
     Other                                                    (24,806)            --
     (Increase) decrease in accounts receivable, net          (49,751)           3,000
     Increase in other assets                                  (3,303)            --
     Net current liabilities of acquired companies              3,168             --
     Increase (decrease) in accounts payable                   63,465          (37,000)
     Increase in other accrued liabilities                    255,888          250,000
     Stock issued for compensation                            137,813             --
                                                          -----------      -----------
       Total adjustments                                      499,749          218,000
                                                          -----------      -----------
Net Cash Used by Operating Activities                        (534,183)        (225,000)
                                                          -----------      -----------
Cash Flows From Investing Activities:
  Disposition of property and equipment                          --            (12,000)
                                                          -----------      -----------
  Net Cash Used by Investing Activities                          --            (12,000)
                                                          -----------      -----------
Cash Flows From Financing Activities:
  Payment of loan payable - related party                        --           (144,000)
  Proceeds from loan payable - related party                  536,646             --
  Issuance of common stock                                       --            405,000
  Stock subscription receivable                                  --            (23,000)
                                                          -----------      -----------
   Net Cash Provided by Financing Activities                  536,646          238,000
                                                          -----------      -----------
Net Increase in Cash                                            2,463            1,000
Cash at Beginning of Year                                         579             --
                                                          -----------      -----------
Cash at End of Year                                       $     3,042      $     1,000
                                                          ===========      ===========

                                                                     (Continued)

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                        YEARS ENDED MAY 31, 1998 AND 1997

                                              1998            1997
                                            --------        --------

SUPPLEMENTAL DISCLOSURES

Noncash Investing and
  Financing Activities:

   Accrued liabilities converted
    to equity                               $583,000        $     --
   Loan payable converted to equity           72,000              --
   Stock issued for consulting services      137,817              --
   Stock issued to acquire assets            526,647              --

Cash Paid during the Year for:

   Interest                                       96              --
   Income taxes                                 --                --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 1998 AND 1997

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS

          ORGANIZATION - During the year ended May 31, 1998, Phoenix International Industries, Inc. and Subsidiaries (the Company) provided, to entities located primarily in the southeastern United States, computer consulting and certain telecommunication brokerage services through its wholly-owned subsidiaries: HDX 9000, Inc (HDX), Mic Mac Investments, Inc. (MIC MAC) and Intuitive Technology Consultants, Inc. (ITC). Previously, the Company sold products and systems for use in the environmental clean-up industry. HDX, MIC MAC and ITC were acquired during the year ended May 31, 1998 (See Notes 3 and 4). On June 1, 1998, the Company discontinued substantially all of its computer consulting operations and disposed of ITC in a transaction accounted for as a rescission of the business combination (See Note 4).

          CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

          USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          REVENUE RECOGNITION - Revenue is generally recognized when services are performed.

          GOODWILL - Goodwill represents the excess of the purchase price over the fair values of the net assets acquired and is being amortized on a straight-line basis over 5 to 10 years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted cash flows method.

                                                                     (Continued)

                              MAY 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS (Continued)

          PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. The Company provides for depreciation over the estimated useful lives of the related assets of 3 to 7 years primarily using the straight line method.

          INCOME TAXES - The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

          NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified separately and the accumulated balance of comprehensive income be reported in the equity section of the financial statements. This Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective June 1, 1998.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard effective June 1, 1998, as required.

                                                                     (Continued)

                              MAY 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS (Continued)

          EARNINGS (LOSS) PER SHARE - In March 1997, the FASB issued SFAS No. 128, "Earnings per Share". This Statement was effective for interim and fiscal periods ending after December 15, 1997. This Statement requires the presentation of (1) diluted earnings per share, whose calculations includes not only average outstanding common shares but also the impact of dilutive potential common shares such as outstanding common stock options; and (2) basic earnings per share which includes the effect of outstanding common shares but excludes dilutive potential common shares. There are no potentially dilutive common shares.

          The weighted average common shares outstanding during the years ended May 31, 1998 and 1997 were 8,138,702 and 2,908,000, respectively.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable, accounts payable, accrued expenses and loan payable to related party approximate fair value because of the short maturity of these items.

          CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.

          RECLASSIFICATIONS - Certain items in the 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation.

NOTE 2 -  PRIOR PERIOD ADJUSTMENT

          During 1998, the Company determined that a 100% valuation allowance for its deferred tax asset was required at June 1, 1996 because it is more likely than not, that such asset will not be realized. Accordingly, the opening accumulated deficit has been increased by $922,000 to provide for a 100% valuation allowance for the deferred tax asset at June 1, 1996. In addition, the previously reported net loss for 1997 has been increased by $112,000 or $.04 per share to eliminate the increase in the deferred tax asset for 1997 for the aforementioned reason.

                                                                     (Continued)

                              MAY 31, 1998 AND 1997

NOTE 3 -  BUSINESS COMBINATIONS

          a. HDX - On July 21, 1997, the Company acquired 100% of the outstanding stock of HDX by issuing 500,000 shares of restricted common stock valued at approximately $152,000. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the values of net assets acquired was $164,000 and has been recorded as goodwill, which is being amortized on a straight line basis over 5 years. The operating results of HDX have been included in the accompanying financial statements from the date of acquisition which approximates a full year.

          b. MIC MAC - On April 9, 1998 the Company acquired 100% of the outstanding stock of MIC MAC by issuing 250,000 shares of restricted common stock valued at $55,000. In addition, the former shareholders of MIC MAC may be entitled to another 250,000 shares upon achievement of 1999 budgeted financial targets. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the values of net assets acquired was $54,000 and has been recorded as goodwill, which is being amortized on a straight line basis over 5 years. The operating results of MIC MAC have been included in the accompanying financial statements from the date of acquisition. Pro forma results have not been included since they are not material.


NOTE 4 -  DISCONTINUED OPERATIONS AND RESCISSION OF PRIOR BUSINESS COMBINATION

          On June 2, 1997, the Company acquired 100% of the outstanding stock of ITC by issuing 1,500,000 shares of restricted common stock valued at approximately $320,000. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the values of net assets acquired was approximately $329,000 and has been recorded as goodwill, which is being amortized on a straight line basis over 10 years. The operating results of ITC have been included in the accompanying financial statements from the date of acquisition as described below.

                                                                     (Continued)

                              MAY 31, 1998 AND 1997

NOTE 4 - DISCONTINUED OPERATIONS AND RESCISSION OF PRIOR BUSINESS COMBINATION (Continued)

          In the fourth quarter of the fiscal year ended May 31, 1998, the Company and the former owners of ITC agreed to rescind the transaction, effective June 1, 1998. Accordingly, for the year ended May 31, 1998, the Company has treated ITC's losses from operations as a loss from discontinued operations. Under the rescission agreement, the Company will receive approximately 1,400,000 shares of its stock in exchange for 100% of the stock of ITC and $350,000. At May 31, 1998, the investment in ITC is included in the balance sheet as "Net investment in subsidiary under contract for sale." This transaction is being accounted for in accordance with Accounting Principles Board Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. Revenues and net loss of ITC for the year ended May 31, 1998 were approximately $1,600,000 and $668,000, respectively. However, in connection with the rescission, the amount of loss recorded in the accompanying consolidated financial statements was limited to the Company's cash investment of $398,000, the approximate value of 100,000 shares of the Company's stock not returned by the former shareholders of ITC, and the amortization of goodwill arising from the acquisition of ITC. On June 1, 1998, the net investment in ITC will be charged against equity and the 1,400,000 common shares will be retired. The $350,000 will be recorded in the period received as income from discontinued operations. As of December 23, 1998, $60,000 has been collected and the common shares have been received. The remaining 100,000 shares of the Company's stock issued at the time of the acquisition were retained by an employee of ITC and their value has been included in loss from discontinued operations for the year ended May 31, 1998.

          Included in accrued expenses of ITC at May 31, 1998 was approximately $541,000 due to the Internal Revenue Service for unpaid and delinquent payroll taxes, including interest and penalties. Management does not believe that the Company will be liable for payment of these taxes because the Company has been indemnified by ITC for any such liability.

                                                                     (Continued)

                              MAY 31, 1998 AND 1997

NOTE 5 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at May 31, 1998 and 1997:

                                                       1998             1997
                                                    ---------        ---------

          Furniture, fixtures and equipment         $  40,664        $  12,000
          Less accumulated depreciation                20,754            1,714
                                                    ---------        ---------
          Total property and equipment, net         $  19,910        $  10,286
                                                    =========        =========

NOTE 6 -  LOAN PAYABLE - RELATED PARTY

          Loan payable to related party consisted of a non-interest bearing, unsecured, on demand, loan payable to CEO of $570,955 and $106,309 at May 31, 1998 and 1997, respectively.

NOTE 7 -  ACCRUED COMPENSATION

          During 1998, the Company accrued approximately $250,000 for compensation to the CEO. At May 31, 1998, the CEO waived his rights to receive additional 1998 accrued compensation plus $333,000 of compensation from years prior to 1998. Such amounts have been credited to additional paid in capital at May 31, 1998.

                                                                     (Continued)

                              MAY 31, 1998 AND 1997

NOTE 8 -  INCOME TAXES

          Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. The tax effect of these temporary differences, consisting of net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                                  MAY 31, 1998     MAY 31, 1997
                                                  ------------     ------------

          Net operating loss carryforward         $    530,000     $    241,000
          Valuation allowance                         (530,000)        (241,000)
                                                  ------------     ------------
          Net deferred tax asset                  $        -0-     $        -0-
                                                  ============     ============

          At May 31, 1998, the Company had federal income tax net operating loss carryforwards of approximately $1,560,000, which will expire through the year 2013.

                              YEAR OF
                             EXPIRATION                       AMOUNT
                             ----------                   ------------
                                2009                      $     43,000
                                2010                           308,000
                                2011                           166,000
                                2012                           193,000
                                2013                           850,000
                                                          ------------
                                                          $  1,560,000
                                                          ============

          In addition, the Company is reviewing its ability to utilize certain net operating losses incurred prior to the Company's emergence from bankruptcy in 1994. These losses have not been reflected in arriving at the net operating loss carry forwards in the calculation of the deferred tax assets.

          As disclosed in Note 7, through May 31, 1998, the Company has incurred compensation to its chief executive officer. Such compensation, aggregating $583,000, is not deductible for income tax purposes.

                                                                     (Continued)

                              MAY 31, 1998 AND 1997

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          The Company leases its principal business location. The lease which provides for an annual rental of $40,000, expires in September, 2001.

          Rent expense for the years ended May 31, 1998 and 1997 were $41,320 and $38,115, respectively.

NOTE 10 - STOCKHOLDERS' DEFICIENCY

          The Company determined the fair value of the net assets and liabilities acquired in connection with the acquisitions of ITC, HDX and MIC MAC using an 80% discount from the quoted market value of the Company's stock.

          The Company also used the 80% discount from quoted market value in determining the fair value of the Company's stock issued as payment for consulting services.

          In June 1997, 720,000 shares of the Company's stock were issued to third parties in settlement of a portion of the loan payable to the CEO.

NOTE 11 - FINANCIAL RESULTS

          The Company has incurred losses in the last two years aggregating approximately $1,500,000 and, as of May 31, 1998, has a deficit of approximately $5,114,000 and a working capital deficiency of approximately $23,000. During 1998, the Company made several acquisitions, one of which was subsequently rescinded. In connection therewith, it has incurred significant operating expenses which have been funded by loans from the Company's CEO. While the Company believes that these acquisitions will become profitable in the future and that, with its prospective acquisition as described in Note 12, it will generate future cash flows and return to profitability, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition in the foreign equity markets. In addition, the Company's CEO has committed to continue to provide working capital to fund the operating expenses of the company.

                                                                     (Continued)

                              MAY 31, 1998 AND 1997

NOTE 12 - SUBSEQUENT EVENTS

          During the period from June 9 to December 17, 1998, the Company has issued approximately 1,300,000 shares of its common stock to various individuals and entities in connection with issues pertaining to the raising of capital and the achieving of acquisitions.

          On December 17, 1998, the Company acquired all of the stock of Cambridge Gas Transport Corporation (CGTC), which in turn owns approximately 58% of the common stock of Navigator Holdings, PLC (Navigator). The purchase price is $5,000,000 in promissory notes and 2,000,000 shares of the Company's common stock. The promissory notes, which are non-interest bearing, are payable $2,000,000 on February 24, 1999 and in equal installments of $1,000,000 payable on April 1, 1999, December 31, 1999 and June 30, 2000. The installments, which commence on April 1, 1999, may be paid with the Company's common stock. Navigator is in the process of constructing five vessels which, when completed, management intends them to be used for worldwide transportation services of liquified petroleum and petro chemical gases.

NOTE 13 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

          During the fourth quarter of the year ended May 31, 1998, the Company recorded an adjustment to record the compensation element of approximately $138,000 relating to stock issued for services. In addition, amortization of goodwill of approximately $62,000 was charged to expense.

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
  (3)    ARTICLES OF INCORPORATION AND BI-LAWS

                  'The Articles of Incorporation and Articles of Amendment to the Articles of Incorporation and Bi-Laws of the Registrant were pre-filed as Exhibits 3-1, 3.2, and 3.3, respectively, to the registrant's Form I 0-KSB, for the fiscal year 1995, under the Securities and Exchange Act of 1934, filed April 1, 1998, with the Securities and Exchange Commission and are incorporated herein by reference.

(10) MATERIAL CONTRACTS Some of the Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Act: of 1934, filed April 1, 1998 with the Securities and Exchange Commission. The Contracts for the sale of ITC, the purchases of Mic Mac Investments, Inc. and Cambridge Gas Transport Corporation, are attached hereto.

(16)     BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
         The following persons failed to file Form 5 for the fiscal year. Gerard Haryman
         Thomas Donaldson
         Harvey Birnholz
         Timothy Palmer

(21)     SUBSIDIARIES OF THE REGISTRANT

(23.1)   Consent of Kane, Hoffman & Danner, P.A.

(27)     FINANCIAL DATA SCHEDULE