Form 10QSB
period 1998-08-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1999-02-11
CIK 800401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: August 31, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
          THE EXCHANGE ACT

          For the transition period from ___________ to _____________

                        Commission file number: 000-17058

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  FLORIDA                                592564162
       (State or other jurisdiction of        (IRS Employer identification No.)
        incorporation or organization)

               1750 OSCEOLA DRIVE, WEST PALM BEACH, FLORIDA, 33409
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 688-0440
                                 --------------
                           (Issuer's telephone number)


                     --------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 9,278,847 shares outstanding as of January 28, 1999

Transitional Small Business Disclosure Format:  Yes __  No  X

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEET AS OF AUGUST 31,
                    1998 AND AUGUST 31, 1997

                  CONSOLIDATED STATEMENT OF OPERATIONS FOR
                    THE THREE MONTHS ENDED AUGUST 31, 1998 AND
                    AUGUST 31, 1997

                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                    THE THREE MONTHS ENDED AUGUST 31, 1998 AND
                    AUGUST 31, 1997

                  NOTES TO THE CONSOLIDATED FINANCIAL
                    STATEMENTS

         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                             ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS.

PART II: OTHER INFORMATION

         SIGNATURE

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
August 31, 1998 and August 31, 1997
(UNAUDITED)

                        ASSETS

                                                                    (000's omitted)
                                                          AUGUST 31, 1998      AUGUST 31, 1997
                                                          ---------------      ---------------
CURRENT ASSETS
    Cash                                                      $     1              $    88
    Accounts receivable net of allowance for
       doubtful accounts of $12,000 at August 31, 1998              4                  172
    Inventory                                                       -                   18
    Other current assets                                            4                  320
                                                              -------              -------
      TOTAL CURRENT ASSETS                                          9                  598

Property and equipment, net                                        19                  113
Goodwill, net                                                     179                    -
Patents and trademards                                              -                    1
Net deferred tax asset                                              -                1,094
Other assets                                                        -                    2
                                                              -------              -------
      TOTAL ASSETS                                            $   207              $ 1,808
                                                              =======              =======

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                          $    27              $   274
    Accrued expenses                                               55                  529
    Notes payable                                                   -                   93
                                                              -------              -------
      TOTAL CURRENT LIABILITIES                                    82                  896

Loan payable, related party                                       570                    -
                                                              -------              -------
      TOTAL LIABILITIES                                           652                  896
                                                              -------              -------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $0.001 par value: 5,000
      shares authorized: no shares outstanding                      -                    -
    Common stock, $0.001 par value; 20,000,000
      shares authorized: 7,259,028 shares issued
      and outstanding (7,760 1997)                                  7                    8
    Additional paid-in-capital                                  4,718                4,586
    Less stock subscription receivable                              -                 (458)
    Accumulated deficit                                        (5,170)              (3,224)
                                                              -------              -------
      TOTAL STOCKHOLDERS' DEFICIENCY                             (445)                 912
                                                              -------              -------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $   207              $ 1,808
                                                              =======              =======

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 1998 and August 31, 1997
(UNAUDITED)

                                                        (000's omitted)
                                                      THREE MONTHS ENDED
                                            ------------------------------------
                                            AUGUST 31, 1998      AUGUST 31, 1997
                                            ---------------      ---------------
REVENUES                                        $   30               $  367
                                                ------               ------
OPERATING EXPENSES
    Selling, general and administrative            135                  605
    Depreciation and amortization                   12                    -
                                                ------               ------
      TOTAL OPERATING EXPENSES                     147                  605

OPERATING LOSS                                    (117)                (238)
                                                ------               ------
INCOME TAX BENEFIT (PROVISION)                       -                   60
                                                ------               ------
      LOSS FROM CONTINUING OPERATIONS             (117)                (178)
                                                ------               ------
DISCONTINUED OPERATIONS
    Income from discontinued operations             60                    -
                                                ------               ------
      NET LOSS                                  $  (57)              $ (178)
                                                ======               ======
LOSS PER SHARE

    Loss from continuing operations             $(0.02)              $(0.03)
                                                ======               ======
    Net loss                                    $(0.01)              $(0.03)
                                                ======               ======
    Weighted average common shares               7,269                6,360
                                                ======               ======

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the three months ended August 31, 1998 and August 31, 1997
(UNAUDITED)

(000's omitted)
Balance, May 31, 1998            8,622     $ 8      $ 4,988      $ (5,114)      $ (117)

Recesion of ITC acquisition     (1,413)     (1)        (302)            -         (303)
Issuance of stock for
    consulting services             50       -           32             -           32

Net Loss                             -       -            -           (57)         (57)
                                ------     ---      -------      --------       ------
Balance August 31, 1998          7,259     $ 7      $ 4,718      $ (5,171)      $ (445)
                                ======     ===      =======      ========       ======

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
Three months ended August 31, 1998 and August 31, 1997
(UNAUDITED)

                                                                    (000's omitted)
                                                                   THREE MONTHS ENDED
                                                          ------------------------------------
                                                          AUGUST 31, 1998      AUGUST 31, 1997
                                                          ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $ (57)              $ (178)

Adjustments to reconcile net loss to net
    cash used by operating activities
      Charge for stock issued to ITC and not returned            (36)                   -
      Depreciation and amortization                               13                    -
      Increase in inventory                                        -                  (18)
      (Increase) decrease in accounts receivable, net             40                 (172)
      Decrease in notes receivable                                 -                    7
      (Increase) in other assets                                  (1)                (302)
      Increase in deferred tax asset                               -                  (60)
      Increase (decrease) in accounts payable                    (42)                 269
      Increase in other accrued liabilities                       50                   63
      Increase in payroll taxes payable                            -                  133
      Stock issued for compensation                               32                    -
      (Decrease) in notes payable                                  -                  (13)
                                                               -----               ------
        NET CASH USED BY OPERATING ACTIVITIES                     (1)                (271)
                                                               -----               ------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                          -                 (103)
                                                               -----               ------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of loan payable - related party                       (3)                   -
    Proceeds from loan payable - related party                     2                    -
    Issuance of common stock                                       -                  896
    Less: stock subscriptions receivable                           -                 (435)
                                                               -----               ------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (1)                 461
                                                               -----               ------

Net Increase (Decrease) in Cash                                   (2)                  87
Cash at Beginning of Year                                          3                    1
                                                               -----               ------
Cash at End of Year                                            $   1               $   88
                                                               =====               ======

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED) Three months ended August 31, 1998 and August 31, 1997
(UNAUDITED)

                                                        (000's omitted)
                                                       THREE MONTHS ENDED
                                               ---------------------------------
                                               AUGUST 31, 1998   AUGUST 31, 1997
                                               ---------------   ---------------

SUPPLEMENTAL DISCLOSURES

Noncash Investing and Financing Activities

    Accrued liabilities converted to equity           $ -              $ -
    Loan payable converted to equity                    -                -
    Stocks issued for consulting services              32                -
    Stock issued to acquire assets                      -                -
    Recision of ITC acquisition                        36                -

Cash Paid during the Year for

    Interest                                            -                -
    Income taxes                                        -                -

See notes to consolidated financial statements.

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - THE COMPANY

ORGANIZATION - During the year ended May 31, 1998, Phoenix International Industries, Inc. and Subsidiaries (the Company) provided, to entities located primarily in the southeastern United States, computer consulting and certain telecommunication services through its wholly-owned subsidiaries: HDX 9000, Inc.
(HDX), Mic Mac Investments, Inc. (MIC MAC) and Intuitive Technology Consultants, Inc. (ITC). Previously, the Company sold products and systems for use in the environmental clean-up industry. HDX, MIC MAC and ITC were acquired during the year ended May 31, 1998. On June 1, 1998, the Company discontinued substantially all of its computer consulting operations and disposed of ITC in a transaction accounted for as a recession on the business combination.

CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The company unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 1999.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998.

NOTE 3 - FINANCIAL RESULTS

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated losses of approximately $1,600,000 in the last 27 months and has insufficient working capital. In connection with a proposed acquisition of two additional subsidiaries, the company will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. While the Company believes that these acquisitions will become profitable in the future and that, with its prospective acquisitions, it will generate future cash flows and return to profitability, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition in the foreign equity markets. In addition, the Company's chief executive officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         PHOENIX INTERNATIONAL INDUSTRIES, Inc. (the "Company") is a development stage company. During the Company's three month period ended August 31, 1998, the Company incurred a net loss of $($57,000)($.01 per Share) compared to a loss of $178,000 ($0.03 per Share) for the comparable three month period for the prior fiscal year. The Company reported an adjusted net accounts receivable of $4,000 for the three month period ended August 31, 1998, compared to $172,000 in accounts receivable for the comparable period of the prior year.

         The Company's net loss for the period ended August 31, 1998, was principally the result of the limited sales revenues during the quarter, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the three month period ended August 31,1998, was $32,000 compared to $0.00 during the same period in the prior fiscal year. In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer as well as from the private Placement of its securities to private investors.

         RESULTS OF DISCONTINUED OPERATIONS

         In June of 1998 the Company sold its wholly owned subsidiary Intuitive Technology Consultants, Inc.(ITC) of Atlanta, Georgia, to an "acquisition group" headed by Scott Schuster the President and CEO of ITC. The sale was reported in the Company's most recent 10-KSB filing and is incorporated herein by reference.

         The services of the Company's consultants, together with that of the Company's management, have enabled the Company to reach its present stage of development, which includes having purchased Cambridge Gas Transport Corporation, owners of 58% of Navigator Gas Transportation, LLC.(Navigator). Navigator is currently building the 5 largest simi-refrigerated, multi-cargo, gas tankers in the world and entered into a letter of intent to purchase the Telephone Company of Central Florida, Inc. (TCCF), a "CLEC" telephone company, who last year generated more than $45 million in revenue.

         It is the belief of the management of the Company that these companies will be the foundation upon which Phoenix will grow and become successful. They are both "high tech", and at the same time diversified. They give Phoenix a foothold in both the international shipping business and in the telecommunication industry.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company, at August 31, 1998, had current assets of approximately $207,000 compared to $1,808,000 at the August 31, 1997. To assist the Company in obtaining its cash flow requirements, the Company may determine to seek funding via the sale of "restricted securities", as well as revenues from the sale of telecommunications products and services.

         Notwithstanding indications of interest from investors, there can be no assurance that restricted offerings will be well received. The trading price of shares of the Company's common stock during the three months ended August 31, 1998, has been in the range of $.46 to $.96. While the Company has been successful in raising capital via the unit private placement in the past, there can be no assurance that the Company will be able to continue to raise private capital, whether or not the Company's shares continue to trade at the levels that have prevailed during August 1998.

         The Company's monthly operating expenses for the quarter ended August 31, 1998 and during the present quarter include rent for space in West Palm Beach, Florida, professional/accounting fees, telephones and other "normal operating fees, but do not reflect any salary to Gerard Haryman, or Thomas Donaldson, the Company's sole executive officers. The Company is currently negotiating salary contracts for both gentlemen, but does not contemplate commencing payment to them unless and until it begins to generate a positive cash flow from operations.

         Statements in this Report on Form 10-Q, that are not statements of historical fact, are to be regarded as forward-looking statements which are based on information available to the Company as of the date hereof and involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property and other litigation, and the factors detailed below under "Certain Factors That May Affect Future Results" or elsewhere herein or set forth from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

               NONE

Item 2.        Changes in Securities

               NONE

Item 3.        Defaults upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               NONE

Item 5.        Other Information

         Phoenix has been declared "Millennium Compliant" by a third party audit of its potentially effected systems and hardware.

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET (UNAUDITED) AND THE OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31 (UNAUDITED) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHOENIX INTERNATIONAL INDUSTRIES, INC..
                              (Registrant)

February 9, 1999              By:  /s/ Gerard Haryman
                                   --------------------------------------
                                       Gerard Haryman
                                       President, Chief Executive Officer and
                                       (acting) Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
  27              Financial Data Schedule