Form 10QSB
period 1998-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1999-02-18
CIK 800401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACTS OF 1934

          For the quarterly period ended: November 30, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT

          For the transition period from________ to_____________

                Commission file number: 000-17058
                                        --------

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                  59-2564162
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 9,278,847shares outstanding as of January 28, 1999.

     Transitional Small Business Disclosure Format: Yes __ No X

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES





                                      INDEX


PART I: FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS:

               CONSOLIDATED BALANCE SHEET AS OF NOVEMBER
                 30, 1998 AND MAY 31, 1998                                    2

               CONSOLIDATED STATEMENT OF OPERATIONS FOR
                 THE THREE MONTHS AND THE SIX MONTHS ENDED
                 NOVEMBER 30, 1998 AND NOVEMBER 30, 1997                      3

               CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                 DEFICIENCY FOR THE SIX MONTHS NOVEMBER 31, 1998              4

               CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED NOVEMBER 30, 1998
                 AND NOVEMBER 30, 1997                                        5

               NOTES TO THE CONSOLIDATED FINANCIAL
                 STATEMENTS                                                   6


        ITEM 2.       MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITIONS
                        AND RESULTS OF OPERATIONS.


PART II:       OTHER INFORMATION

        SIGNATURE

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
November 30, 1998 and May 31, 1998

                                         ASSETS

                                                                      (000's omitted)
                                                                     November 30, 1998       May 31, 1998
                                                                     -----------------      -------------
CURRENT ASSETS                                                          (unaudited)
   Cash                                                              $              1       $          3
   Accounts receivable net of allowance for
      doubtful accounts of $12,000                                                  2                 44
   Other current assets                                                            28                  3
   Net investment in subsidiary under
     contract for sale                                                              -                268
                                                                     ----------------       ------------
     TOTAL CURRENT ASSETS                                                          31                318

Property and equipment, net                                                        20                 20
Goodwill, net                                                                     168                189
                                                                     ----------------       ------------
     TOTAL ASSETS                                                    $            219       $        527
                                                                     ================       ============


                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Accounts payable                                                  $             26       $         69
   Accrued expenses                                                                83                  5
                                                                     ----------------       ------------

     TOTAL CURRENT LIABILITIES                                                    109                 74

Loan payable, related party                                                       567                571
                                                                     ----------------       ------------

     TOTAL LIABILITIES                                                            676                645
                                                                     ----------------       ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value: 5,000
     shares authorized: no shares outstanding                                       -                  -
   Common stock, $0.001 par value; 20,000,000
     shares authorized: 7,702,950 shares issued
     and outstanding (8,622,028 May, 1998)                                          8                  8
   Additional paid-in-capital                                                   4,975              4,988
   Accumulated deficit                                                         (5,440)            (5,114)
                                                                     ----------------       ------------

     TOTAL STOCKHOLDERS' DEFICIENCY                                              (457)              (118)
                                                                     ----------------       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $            219       $        527
                                                                     ================       ============



See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 1998 and November 30, 1997 (UNAUDITED)

                                                        (000's omitted)                              (000's omitted)
                                                       Three Months Ended                           Six Months Ended
                                              ---------------------------------------    ---------------------------------------
                                              November 30, 1998     November 30, 1997    November 30, 1998     November 30, 1997
                                              -----------------     -----------------    -----------------     -----------------
REVENUES                                       $            16      $            259     $              46     $             626

OPERATING EXPENSES
   Selling, general and administrative                     285                   608                   432                 1,213
                                               ---------------      ----------------     -----------------     -----------------

OPERATING LOSS                                            (269)                 (349)                 (386)                 (587)

INCOME TAX BENEFIT (PROVISION)                               0                    89                     -                   149
                                               ---------------      ----------------     -----------------     -----------------

     LOSS FROM CONTINUING OPERATIONS                      (269)                 (260)                 (386)                 (438)

DISCONTINUED OPERATIONS
   Income from discontinued operations                       -                     -                    60                     -
                                               ---------------      ----------------     -----------------     -----------------

     NET LOSS                                  $          (269)     $           (260)    $            (326)    $            (438)
                                               ===============      ================     =================     =================

LOSS PER SHARE

   Loss from continuing operations             $         (0.03)     $          (0.04)    $           (0.02)    $           (0.07)
                                               ===============      ================     =================     =================

   Net loss                                    $         (0.03)     $          (0.04)    $           (0.01)    $           (0.07)
                                               ===============      ================     =================     =================

   Weighted average common shares                        7,390                 6,360                 7,390                 6,360
                                               ===============      ================     =================     =================



See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
Six months ended November 30, 1998
(UNAUDITED)

                                                                     Additional                                   Total
(000's omitted)                  Numbers of                           Paid In            Accumulated        Stockholders'
                                   Shares          Par Value          Capital              Deficit           Deficiency
                                 ----------        ---------         ----------          -----------        ------------
Balance, May 31, 1998              8,622           $      8           $ 4,988            $ (5,114)             $ (118)

Recesion of ITC acquisition       (1,413)                (1)             (302)                  -                (303)
Issuance of stock for
   consulting services                50                  -                32                   -                  32

Shares issued                        444                  1               257                   -                 258

Net Loss                               -                  -                 -                (326)               (326)
                                 -------           --------           -------            --------              ------
Balance November 30, 1998          7,703           $      8           $ 4,975            $ (5,440)             $ (457)
                                 =======           ========           =======            ========              ======

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
Six months ended November 30, 1998 and November 30, 1997
(UNAUDITED)

                                                                                   (000's omitted)
                                                                                   Six Months Ended
                                                                       ---------------------------------------
                                                                       November 30, 1998     November 30, 1997
                                                                       -----------------     -----------------
NET CASH USED BY OPERATING ACTIVITIES                                             (249)                 (157)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                                            (1)                 (103)
                                                                       -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of loan payable - related party                                        (138)                    -
   Proceeds from loan payable - related party                                      129                     -
   Issuance of common stock                                                        257                   896
   Less: stock subscriptions receivable                                              -                  (435)

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             248                   461
                                                                       -----------------     -----------------

Net Increase (Decrease) in Cash                                                     (2)                  201
Cash at Beginning of Year                                                            3                     1
                                                                       -----------------     -----------------

Cash at End of Year                                                    $             1       $           202
                                                                       =================     =================



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

NOTE 2 - BASIS OF PRESENTATION

The company unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 1999.

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

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        GENERAL

        The Company is engaged in the business of operating as a holding company. Currently owning 100% of 2 companies; HDX 9000, Inc. of West Palm Beach, Florida and Mic-Mac Investments, Inc., of Myrtle Beach, South Carolina.

        In June 1997, the Company acquired an employee placement and computer systems design firm in Atlanta, Georgia (Intuitive Technology Consultants, Inc.). In June 1998, the Company sold this company due to its insufficient cash flow and continuing losses.

RESULTS OF OPERATIONS

For the Six and Three months ended November 30, 1998, compared to Six and Three months ended November 30, 1997

        Revenues decreased by 92.5% to $46,000 from $626,000 in the six months ended November 30, 1998 (the "Fiscal 1999 Six Month Period") compared with the six months ended November 30, 1997 (the "Fiscal 1998 Six Month Period"). Revenues decreased by 93.9% to $16,000 from $259,000 in the three months ended November 30, 1998 (the "Fiscal 1999 2nd Quarter") compared with the three months ended November 30, 1997 (the "Fiscal 1998 2nd Quarter"). This reduction in revenue was attributable to the Company's disposition of Intuitive Technology Consultants, Inc., during the first quarter of Fiscal 1999.

        Total expenses decreased by 64.4% to $431,000 from $1,213,000for the Fiscal 1999 Six-Month Period compared with the Fiscal 1998 Six Month Period. Total expenses decreased by 54.2% to $285,000 from $608,000 for the Fiscal 1999 2nd Quarter compared with the Fiscal 1998 2nd Quarter. This reduction in expenses was attributable to the Company's disposition of Intuitive Technology Consultants, Inc., during the first quarter of Fiscal 1999.

        Total expenses as a percent of revenues increased from 49.4% to89.4% for the Fiscal 1999 Six-Month Period compared with the Fiscal 1998 Six Month Period. The increase in expenses in relation to revenues was attributable to the Company's legal and accounting costs not decreasing despite the disposition of Intuitive Technology Consultants, Inc. during the Fiscal 1999 Six Month Period. The legal and accounting costs were attributable to the transactional activities of the Company, the due diligence investigation of certain matters pertaining to future acquisitions and the preparation of reports filed with the Securities and Exchange Commission.

        The above factors contributed to a net loss of $326,000 for the Fiscal 1999 Six Month Period as compared to the net loss of $438,000 for the Fiscal 1998 Six Month Period, and a net loss of $269,000 for the Fiscal 1999 2nd Quarter as compared to the net loss of $260,000 for the Fiscal 1998 2nd Quarter.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During the six months ended November 30, 1998, the Company has been and is continuing to attempt to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

During the six months ended November 30, 1998, the Company closed offshore placements of, 444,000 shares of Common Stock, for an aggregate purchase price of $395,160. The Company incurred expenses of $138,160 in connection with such placement, resulting in net proceeds of $257,000.


        YEAR 2000

        The Company has had its financial, accounting and all related reporting systems, assessed by a third party consulting firm specializing in Y2K audits, and to the best of its knowledge the Company is fully Year 2000 compliant.

        FORWARD LOOKING STATEMENTS

        Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements. Additional information on factors that may affect the business and financial results of the Company can be found in the other filings of the Company with the Securities and Exchange Commission.

PART II.       OTHER INFORMATION

Item 6, Exhibits and reports on Form 8-K

(a) The following exhibits are included herewith:

        27. Financial Data Schedule

(b) The Resistrant did not file any Reports on Form 8-K during the quarter for which this report is filed.


        SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
          (Registrant)


February 16, 1999              By:  /s/Gerard Haryman
                                  -------------------
                                  Gerard Haryman
                                  President, Chief Executive Officer and
                                  (acting) Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

  27              Financial Data Schedule