Form 10QSB
period 1999-02-28
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 1999-04-20
CIK 800401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF  THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: Feburary 28, 1999

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
          THE EXCHANGE ACT

          For the transition period from________ to_____________

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

                                 (561) 688-0440
                                 --------------
                           (Issuer's telephone number)
                   ------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

             Check whether the issuer (1) filed all reports required
               to be filed by section 13 or 15 (d) of the Exchange
         Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past
                            90 days. Yes [X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
              State the number of shares outstanding of each of the
               issuer's classes of common equity, as of the latest
                practicable date: Common Stock, $.001 par value,
               12,628,847 shares outstanding as of March 29, 1999

           Transitional Small Business Disclosure Format: Yes __ No X

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX
PART I:     FINANCIAL INFORMATION

      ITEM 1.           FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEET AS OF FEBRUARY
               28, 1999 AND MAY 31, 1998                                      2

            CONSOLIDATED STATEMENT OF OPERATIONS FOR
               THE THREE MONTHS AND THE NINE MONTHS ENDED
               FEBRUARY 28, 1999 AND FEBRUARY 28, 1998                        3

            CONSOLIDATED STATEMENT OF STOCKHOLDERS'
               EQUITY FOR THE NINE MONTHS FEBRUARY 28, 1999                   4

            CONSOLIDATED STATEMENT OF CASH FLOWS FOR
               THE NINE MONTHS ENDED FEBRUARY 28, 1999
               AND FEBRUARY 28, 1998                                          5

            NOTES TO THE CONSOLIDATED FINANCIAL
               STATEMENTS

      ITEM 2.           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITIONS
                         AND RESULTS OF OPERATIONS

PART II:    OTHER INFORMATION

      SIGNATURE

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
February 28, 1999 (unaudited) and May 31, 1998

                                     ASSETS
                                                                                                     (000's omitted)
                                                                                         February 28, 1999     May 31, 1998
                                                                                         -----------------      ------------
CURRENT ASSETS                                                                               (unaudited)
      Cash                                                                                  $        218        $          3
      Restricted cash                                                                            203,209                --
      Accounts receivable net of allowance for
         doubtful accounts of $12,000                                                                  4                  44
      Other current assets                                                                           181                   3
      Net investment in subsidiary under
        contract for sale                                                                           --                   268
                                                                                            ------------        ------------
        TOTAL CURRENT ASSETS                                                                     203,612                 318

CONSTRUCTION IN PROGRESS                                                                         102,501                --
PROPERTY AND EQUIPMENT, NET                                                                           21                  20
GOODWILL, NET                                                                                        157                --
OTHER ASSETS                                                                                       7,697                 189
                                                                                            ------------        ------------
        TOTAL ASSETS                                                                        $    313,988        $        527
                                                                                            ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                                      $         50        $         69
      Interest payable                                                                             5,538
      Other current liabilities                                                                      143                   5
                                                                                            ------------        ------------
        TOTAL CURRENT LIABILITIES                                                                  5,731                  74
NOTES PAYABLE
      Related Party                                                                                  539                --
      Other                                                                                      301,722                 571
                                                                                            ------------        ------------
        TOTAL LIABILITIES                                                                        307,992                 645
                                                                                            ------------        ------------
STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par value: 5,000 shares authorized; no
        shares outstanding                                                                          --                  --
        shares authorized: no shares outstanding
      Common stock, $0.001 par value; 20,000,000 shares authorized:
        13,093,402 shares issued and outstanding (8,622,028 May 31, 1998)                             11                   8
      Additional paid-in-capital                                                                   8,390               4,988
      Retained deficit                                                                            (7,748)             (5,114)
      Minority Interests                                                                           5,343                --
                                                                                                                ------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                       5,996                (118)
                                                                                            ------------        ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    313,988        $        527
                                                                                            ============        ============

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended February 28, 1999 and February 28,
1998
(UNAUDITED)

                                                     (000's omitted)                            (000's omitted)
                                                   Three Months Ended                          Nine Months Ended
                                         ---------------------------------------     ---------------------------------------
                                         February 28, 1999     February 28, 1998     February 28, 1999     February 28, 1998
                                         -----------------     -----------------     -----------------     -----------------
REVENUES                                     $ 1,516                $   546                $ 1,562                $ 1,172
COST OF CONSULTING SERVICES                     --                      387                   --                      759
                                             -------                -------                -------                -------
                                               1,516                    159                  1,562                    413
OPERATING EXPENSES                             3,847                    570                  4,257                  1,411
                                             -------                -------                -------                -------
OPERATING LOSS                                (2,331)                  (411)                (2,695)                  (998)
INCOME TAX BENEFIT (PROVISION)                  --                      104                   --                      253
                                             -------                -------                -------                -------
                                             -------                -------                -------                -------
LOSS FROM CONTINUING OPERATIONS               (2,331)                  (307)                (2,695)                  (745)
DISCONTINUED OPERATIONS                         --                     --                       60                   --
                                             -------                -------                -------                -------
                                             $(2,331)               $  (307)               $(2,635)               $  (745)
                                             =======                =======                =======                =======
LOSS PER SHARE
    Loss from continuing operations          $ (0.28)               $ (0.05)               $ (0.32)               $ (0.12)
                                             =======                =======                =======                =======
    Net loss                                 $ (0.28)               $ (0.05)               $ (0.31)               $ (0.12)
                                             =======                =======                =======                =======
WEIGHTED AVERAGE COMMON SHARES                 8,431                  6,360                  8,431                  6,360
                                             =======                =======                =======                =======

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Nine months ended February 28, 1999
(Unaudited)

                                                                              Additional                              Total
(000's omitted)                         Numbers of          Common             Paid In         Retained          Stockholders'
                                          Shares             Stock             Capital      Earnings (Deficit)  Equity (Deficit)
                                         --------           --------           --------     ------------------  ----------------
Balance, May 31, 1998                       8,622           $      8           $  4,988           $ (5,114)          $   (126)
Recession of ITC acquisition               (1,413)                (1)              (302)              --                 (302)
Issuance of stock for
   consulting services                         50               --                   32               --                   32
Shares issued                               4,262                  4              3,673               --                3,677
Minority intersets                           --                 --                5,343               --                5,343
Net Loss                                     --                 --                 --               (2,635)            (2,635)
                                         --------           --------           --------           --------           --------
Balance February 28, 1999                  11,521           $     11           $ 13,734           $ (7,749)          $  5,996
                                         ========           ========           ========           ========           ========

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine months ended February 28, 1999 and February 28, 1998
(UNAUDITED)

                                                                                            (000's omitted)
                                                                                           Nine Months Ended
                                                                             --------------------------------------------
                                                                             February 28, 1999          February 28, 1998
                                                                             -----------------          -----------------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                             1,336                      (750)
                                                                                  ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash acquired through Cambridge Gas acquisition                       207,718
   Cash paid in acqusition of Cambridge Gas                                            (200)
   Construction Costs                                                                (6,828)
   Acquisition of property and equipment                                                 (4)                     (103)
                                                                                  ---------                 ---------
     NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                      200,686                      (103)
                                                                                  ---------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of loans payable                                                            (212)                     --
   Issuance of common stock                                                           1,614                       896
   Stock subscriptions receivable                                                      --                          23
                                                                                  ---------                 ---------
      NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                 1,402                       919
                                                                                  ---------                 ---------
Net Increase in Cash                                                                203,424                        66
Cash at Beginning of Year                                                                 3                         1
                                                                                  ---------                 ---------
Cash at End of the Period                                                         $ 203,427                 $      67
                                                                                  =========                 =========

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

ORGANIZATION

Phoenix International Industries, Inc. and Subsidiaries (the Company) provided, to entities located primarily in the southeastern United States, computer consulting and certain telecommunication services through its wholly-owned subsidiaries: HDX 9000, Inc. (HDX), Mic Mac Investments, Inc. (MIC MAC) and Intuitive Technology Consultants, Inc. (ITC). Previously, the Company sold products and systems for use in the environmental clean-up industry. HDX, MIC MAC, and ITC were acquired during the year ended May 31, 1998. On June 1, 1998, the Company discontinued substantially all of its computer consulting operations and disposed of ITC in a transaction account for as a recession on the business combination.

The Company acquired 100% of the stock of Cambridge Gas Transport Corporation
(CGTC), a Cayman Islands Corporation, from Cambridge Holdings, LLC., a Delaware Limited Liability Company (Cambridge) and Merrimac Shipping Limited, a Liberian corporation (Merrimac) based on an agreement entered into on December 14, 1998. Cambridge and Merrimac holds of record and owns beneficially 43.85% and 56.15%, respectively, of the stock of Cambridge Gas Transport Corporation (CGTC) (see
Note 4), which in turn owns approximately 1,200,000 shares of Navigator Holdings, PLC., (Holdings) and owns the voting rights for an additional 242,467 shares of Holdings. The terms of the agreement call for Phoenix to issue at closing two million shares of its common stock, and payment of cash of $2 million at February 24, 1999 (of which $200,000 has been paid at the financial statement date), and $1 million payable on April 1, and December 31, 1999 and June 30, 2000. Cambridge and Merrimac will transfer to Phoenix its rights, pursuant to an oral option agreement, to acquire 200,000 shares of Navigator for $1 million.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of HDX, MIC MAC, CGTC, Holdings, Navigator Gas Transport, PLC., and each of the five shipholding companies. All intercompany accounts and transactions have been eliminated in consolidation.

VESSELS UNDER CONSTRUCTION

Vessels under construction are capitalized in accordance with contract payments made to the Builders. Vessels under construction also includes service of vessel design, technical supervision, structuring and providing performance bonds, capitalization of interest incurred during the period of the vessels' construction.

DEBT ISSUE COSTS

Debt issue costs comprise expenses incurred in connection with the issuance of ship mortgage notes. Such expenses are being amortized over the life of the ship mortgage notes using the effective interest method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used in estimating the fair values of financial instruments are as follows:

     RESTRICTED CASH: The carrying value of the guaranteed investment contract is stated at contract value which approximates fair value. The contract is with Pacific Mutual Life Insurance, a California life insurance company. The contract is held in the name of the United States Trust Company (Trustee) on behalf of the Issuer as the indenture trustee.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      SHIP MORTGAGE NOTES: The carrying value of the ship mortgage notes approximates fair value as of February 28, 1999 based upon the current borrowing rates available for financing with similar terms and maturities and the short elapsed time between the date of the consolidated balance sheet and the date of issuance of the ship mortgage notes.

BASIS OF PRESENTATION

The Company's unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 1999.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

NOTE 3 - FINANCIAL RESULTS

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated losses of approximately $3.7 million in the last 21 months and has insufficient working capital. In connection with a proposed acquisition of an additional subsidiary, the Company will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. While the Company believes that these acquisitions will become profitable in the future and that, with its prospective acquisitions, it will generate future cash flows and return to profitability, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition in the foreign equity markets. In addition, the Company's chief executive officer has committed to provide working capital to fund the selling, general and administrative expenses of the parent company.

NOTE 4  CAMBRIDGE GAS TRANSPORT CORPORATION

Cambridge Gas Transport Corporation was formed as a Cayman Island corporation for the purpose of owning 1,200,000 shares of Navigator Holdings, PLC (Holdings) common stock in exchange for (i) acting as arranger for Navigator Gas Transport, PLC. (Issuer) and (ii) management services to be performed by the Manager as agent of prior to the Delivery Date of each vessel pursuant to the Management Agreement.

The Issuer was formed by Holdings as an Isle of Man public limited company for the purpose of establishing, owning and financing the Owners. Each Owner was formed as an Isle of Man private limited company for the purpose of building and operating one of the five semirefrigerated gas carriers and management services to be performed by the Manager as agent of prior to the Delivery Date of each vessel pursuant to the Management Agreement.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS


NOTE 4  CAMBRIDGE GAS TRANSPORT CORPORATION (CONTINUED)

On or after the Delivery Date of each vessel, the operations of each Owner will consist solely of (i) operating, maintaining, insuring and using the Vessel and conducting activities related thereto, (ii) receive payment under charters, contracts or affreightment and other contracts relating to the employment of its Vessel, (iii) receive proceeds from the sale, if any, of the Vessel, (iv) making payments of interest and principal, (v) making payments of Management fees, (vi) fulfilling its obligations under the Management Agreement and, (vii) fulfilling its obligation under its Guarantee.

NOTE 5 - RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash is comprised of pre-funding and a capitalized interest account. These accounts were established in the name of the Trustee. The net proceeds of the Notes issued on behalf of the Company were deposited into the accounts in the form of a guaranteed investment contract. Restricted cash will be used primarily for the payments of interest and principal due on the Notes, management fees, and contract payments to the Builders for the construction of the vessels. At February 28, 1999, the aggregated amount of Restricted Cash and Cash Equivalents was $203,209,326.

NOTE 6 - SHIP MORTGAGE NOTES

The Issuer placed, on August 7, 1997, through a private placement, $217,000,000 aggregate principal amount of 10 1/2 % First Priority Ship Mortgage Notes Due 2007 (First Priority Notes) and together with Holdings place 87,000 Units (Units), each Unit consisting of one of the Company's 12% Second Priority Ship Mortgage Notes Due 2007 (Second Priority Notes, and together with First Priority Notes, the Notes) in a principal amount of $1,000 and 7.66 Warrants (each a Warrant). Each Warrant will entitle the holder to purchase one share of Holdings common stock. The Notes are unconditionally and irrevocably guaranteed by each subsidiary of the Company (collectively, the Guarantors). The Notes will bear interest from August 7, 1997 (Issue Date) until the principal thereof is paid or made available for payment. Such interest will be payable semi-annually on June 30 and December 31 of each year, commencing December 31, 1997, to the person in whose name the relevant First Priority Notes or Second Priority Notes are registered at the close of business on the preceding June 15 or December 15.

The Notes have priority of payment and are collateralized by (i) an assignment of each vessel; (ii) an assignment of the pre-funding account and capitalized interest account held by the Trustee; (iii) an assignment of the Building Contracts and technical supervision agreement; (iv) an assignment of the commercial management agreement; (v) an assignment of the management agreement with a Company's affiliate; (vi) an assignment of the performance bonds; (vii) an assignment of the earnings and issuance proceeds related to each vessel and
(viii) certain other collateral.

ADDITIONAL NOTES

On the interest payment date following the delivery of the first vessel, if cash available for distribution in the Revenue Account, as defined in the "Indenture Agreement", to the holder of the Second Priority Notes on such date is insufficient to pay all accrued and unpaid interest on the Second Priority Note, such interest may be paid through the issuance to the holder by the Issuer of additional Second Priority Notes having an aggregate principal amount equal to the deficiency in such available cash; provided further, however, that the Issuer may not issue more than $20.9 million in aggregate principal amount of such additional Second Priority Notes.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS


NOTE 6 - SHIP MORTGAGE NOTES (CONTINUED)

REDEMPTION

      OPTIONAL REDEMPTION - Except as set forth below, the Notes are not redeemable at the option of the Issuer prior to June 30, 2002. On and after such date, the First Priority Notes and the Second Priority Notes may be redeemed at the option of the Issuer, in whole or in part, at any time or from time to time, upon not less than 30 days nor more than 60 days prior notice mailed by first-class mail to each holder's registered address, at the redemption prices set forth in the table below (express as a percentage of the principal amount thereof), plus accrued and unpaid interest to the date of redemption (subject to the right of a holder of record on the relevant record date to receive interest due on the relevant interest payment date):

if redeemed during the 12-month period                Redemption Price
commencing on June 30 of the years set   ---------------------------------------
forth below:                             First Priority          Second Priority
                                             Notes                   Notes
2002                                     --------------          ---------------
2003                                        105.75%                 106.00%
2004                                        103.50                   104.00
2005 and thereafter                         101.75                   102.00
                                            100.00                   100.00

      In addition, at any time and from time to time prior to June 30, 2000, the Issuer may redeem in the aggregate up to 35% of the original principal amount of each series of Notes, on a pro rata basis, with the proceeds of one of more public equity offerings (with the cash proceeds thereof to the extent actually contributed to the Issuer) following which there exists a public market, at a redemption price (expressed as a percentage of principal amount) of 110.5% (in the case of the First Priority Notes) and 112% (in the case of the Second Priority Notes), plus accrued interest to the redemption date (subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided, however, that at least $100 million aggregate principal amount of First Priority Notes and $45 million aggregate principal amount of Second Priority Notes must remain outstanding after each redemption.

      Other than as set forth in the previous paragraph, the First Priority Notes will prohibit the Issuer from redeeming at the option of the Issuer any Second Priority Notes while the First Priority Notes are outstanding.

      MANDATORY REDEMPTION - In the event that an Owner elects to terminate its Building Contract because of a material breach thereof by the Builders (including a failure to pay liquidated damages for any delay in the delivery of the related vessel), the Notes of each series will be subject to mandatory redemption in part, on a pro rata basis, in an aggregate principal amount equal to the Allocated Principal Amount (as defined in "Builders Performance Bond", dated August 7, 1997) of the Notes for such vessel an for each other vessel that has not been accepted by its related Owner as of the date of such termination, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to and including the date of redemption (subject to the right of a holder of record on the relevant record date to receive interest due on the relevant interest payment date), upon the earlier to occur of (a) the receipt of a refund amount with respect to the related Building Contract(s) and (b) 60 days after the termination of such Building Contract(s) by the related Owner(s).

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SHIP MORTGAGE NOTES (CONTINUED)

REDEMPTION (CONTINUED)

      If a vessel is subject to Total Loss (as defined in the "Indenture Agreement", dated August 7, 1997), the Notes of each series will be subject to mandatory redemption in part, on a pro rata basis, in an aggregate principal amount equal to the Allocated Principal Amount of the Notes for such vessel, at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption (subject to the right of a holder of record on the relevant record date to receive interest due on the relevant interest payment date), upon the earlier to occur of (a) the receipt of insurance proceeds with respect to such Total Loss and (b) 60 days after such Total Loss was deemed to have occurred.

DEBT TO COVENANTS

The Notes include certain covenants that, among other things, limit the liability of the Issuer and the Owners to incur additional indebtedness, pay dividends or make certain payments, restrict distribution from Owners, sell assets, enter into certain mergers and consolidations, incur liens other than permitted liens and enter into certain transactions with affiliates.

NOTICE OF DEFAULT

In February 28, 1998, the Company was in default under the Indenture for failure to comply with the registration requirement stated in the Indenture. As a result, the Company was required to pay an additional .50% interest to the holders.

NOTE 7 - RELATED PARTY TRANSACTION

a) Arctic Gas, S.A. (Arctic) is a shipbuilding group responsible for the original design and engineering specification for the Vessels. Arctic was issued 200,000 shares of Holdings common stock in exchange for the vessel design services contributed with a cost basis of $1 million (minority interest).

b) GEBAB is a privately owned German company engaged in a range of shipping activities including project financing. GEBAB, along with its affiliate Martime, will be responsible for technical supervision of the construction of the vessels. GEBAB was issued 200,000 shares of Holdings common stock in exchange for services contributed. 100% of the company was sold to Phoenix International (Phoenix) for cash consideration and shares of Phoenix common stock (minority interest).

c) Tractebel Gas Engineering GmbH (TGE) is an indirect subsidiary of Tractebel S.A., a major Belgium public company engaged in the utility and engineering industries. TGE will design the complex gas plants to be utilized on the vessels. TGE will also supervise the construction and erection of the vessel's gas plants and will act as subcontractor to the main builder and as such will be responsible for supplying materials for construction of the gas plant and supervising its installation. TGE was issued 200,000 shares of Holdings common stock in exchange for a cash contribution of $10 million and payment to TGE to acquire the TGE Performance Bond with a cost basis of $650,000 (minority interest).

d) Xenon Shipping, Inc. (Xenon Shipping) is an affiliate of Xenon Shipping, AS (Xenon). Xenon is a leading Norwegian shipbroker specializing in the petrochemical gas and LPG market. The Company is a 50% stockholder of Xenon. Xenon Shipping was issued 200,000 shares of Holdings common stock in exchange for a cash contribution in the amount of $9.3 million (minority interest).

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTION (CONTINUED)

On August 7, 1997, the amount of $2 million, $1 million to Xenon Shipping and $1 million to GEBAB, was paid for their services in developing charter contracts for the vessels during the pre-delivery period. The said amount is reflected in the Company's financials as pre-paid marketing fees and is amortized over the construction period of the Vessels.

NOTE 8 - CONTINGENCIES AND COMMITMENTS

Future contractual payments to be made under the Building contracts for each of the three succeeding fiscal years ending December 31, until the completion are as follows:

      1999         $  86,484,200
      2000            84,208,300

GEBAB, in response to the sale of the Company threatened litigation citing a breach in the Stockholders Agreement. Any pending suit was considered remotely possible. Furthermore, a meeting was held in January of 1999 between the two parties to resolve their differences.

During 1998, numerous agreements were reached between Cambridge Holdings, LLC. and its former partners, whereby, 169,467 shares of Holdings common stock were to be distributed to the departed partners in settlement of any pending lawsuit. As of February 28, 1999, said shares have not yet been issued. However, the events were reflected in the equity section of the statement of financial condition.

NOTE 9 - CONCENTRATION OF CREDIT RISK

The Company has no sources for the payment of the principal of and the interest on the Notes except for the pre-funding and capitalized interest accounts held by the Trustee. Accordingly, the Company's ability to pay debt service on the Notes is wholly dependent upon its financial condition, results of operations and cash flows when the vessels are in operation.

NOTE 10 - MANAGEMENT AGREEMENTS

Each of the Owners entered into a Management Agreement with Navigator Gas Management Limited (an Isle of Man public limited company, the Manager), an affiliate of the Company. The Manager will manage their commercial and technical operations, including providing administrative services, causing the compliance of the Owners' covenants in the Notes and monitoring GEBAB's performance under several management agreements entered into between the Owners and certain stockholders. The Manager will receive a fee of $30,000 per annum for each vessel prior to the Deliver Date for such vessels and $120,000 per vessel per annum from and on the Delivery Date for such vessels.

NOTE 11 - REGISTRATION ON THE NOTES

In connection with the offer to the Notes, the Issuer and the Guarantors entered into a registration rights agreement for the benefit of the holders of the Notes. Pursuant thereof, the Issuer and the Guarantors have agreed to use their best efforts to effect an exchange offer to exchange up to $304,000,000 in aggregate principal amount of the Notes.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

       Results of Operations

  PHOENIX INTERNATIONAL INDUSTRIES, Inc. (the "Company") is a development stage company. During the Company's three month period ended Feburary 28, 1998, the Company incurred a net loss of ($2,331,000)($.28 per Share) compared to a loss of $307,000 ($0.05 per Share) for the comparable three month period for the prior fiscal year. The Company reported an adjusted net accounts receivable of $4,000 for the three month period ended February 28, 1999, compared to $44,000 in accounts receivable for the comparable period of the prior year.

       The Company's net loss for the period ended Feburary 28,1999, was principally the result of the limited sales revenues during the quarter, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional,accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the three month period ended Feburary 28, 1999, was $-0- compared to $387,000 during the same period in the prior fiscal year. In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer as well as from the private Placement of its securities to private investors.

Results of Discontinued Operations

In June of 1998 the Company sold its wholly owned subsidiary Intuitive Technology Consultants, Inc.(ITC) of Atlanta, Georgia, to an "acquisition group" headed by Scott Schuster the President and CEO of ITC. The sale was reported in the Company's most recent 10-KSB filing and is incorporated herein by reference.

The services of the Company's consultants, together with that of the Company's management, have enabled the Company to reach its present stage of development. That development includes the purchase on December 14, 1998, of 100% of Cambridge Gas Transport Corporation, owners of 58% of Navigator Gas Transportation, LLC.("Navigator") As a result of the purchase, a group of the minority shareholders of Navigator has filed a restraining order to stop the transfer of the Navigator stock to Phoenix. Phoenix has initiated litigation against the parties responsible for the delay in performing to both the letter and intent of the purchase contract. Copies of that purchase contract were included in the Company's latest 10-K filing and are incorporated by reference herein. The December 31, 1998, audited financial statements of Cambridge Gas Transport Corporation are attached hereto as Exhibit "A". Navigator is currently building the 5 largest simi-refrigerated, multi-cargo, gas tankers in the world. The Company has also entered into a letter of intent to purchase the Telephone Company of Central Florida, Inc. (TCCF), a Competitive Local Exchange Carrier("CLEC") telephone company currently operating under the protection of "chapter 11" bankruptcy statutes, who last year generated more than $45 million in revenue.

      It is the belief of the management of the Company that these companies will be the foundation upon which Phoenix will grow and become sucessful. They are both "high tech", and at the same time diversified. They give Phoenix a foothold in both the international shipping business and in the telecommunication industry.

      Liquidity and Capital Resources

       The Company, at Feburary 28, 1999, had current assets of approximately $203,612,000 compared to $318,000 at May 31, 1998. To assist the Company in obtaining its cash flow requirements, the Company may determine to seek funding via the sale of "restricted securities", as well as revenues from the sale of telecommunications products and services.

Not withstanding indications of interest from investors, there can be no assurance that restricted offerings will be well received. The trading price of shares of the Company's common stock during the three months ended February 28, 1999, has been in the range of $.38 to $1.53. While the Company has been successful in raising capital via the unit private placement in the past, there can be no assurance that the Company will be able to continue to raise private capital, whether or not the Company's shares continue to trade at the levels that have prevailed during the quarter ending Feb. 28, 1999. During The reporting period December 1, through Feburary 28, 1999, the Company issued 2,200,000 shares of its common stock under Regulation "S" to obtain necessary operating capitol. During the same reporting period the Company issued 2,000,000 shares of its common stock restricted as part of the contracted purchase price for CGTC. For the same 3 month period, 50,000 restricted shares were issued as consulting fees, to persons involved in assisting Phoenix with the purchase of CGTC.

The Company's monthly operating expenses for the quarter ended Feburary 28, 1999 and during the present quarter include rent for space in West Palm Beach, Florida, professional/accounting fees, telephones and other "normal operating fees, but do not reflect any salary to Gerard Haryman, or Thomas Donaldson, the Company's sole executive officers. The Company remains in the process of negotiating salary contracts with both gentlemen, but does not contemplate commencing payment to them unless and until it begins to generate a positive cash flow from operations.

Statements in this Report on Form 10-Q, that are not statements of historical fact, are to be regarded as forward-looking statements which are based on information available to the Company as of the date hereof and involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicatedby such forward-looking statements are delays in product development,competitive pressures, general economic conditions, risks of intellectual property and other litigation, and the factors detailed below under "Certain Factors That May Affect Future Results" or elsewhere herein or set forth from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

PART II.       OTHER INFORMATION


Item 1. Legal Proceedings

      (a) The company is currently involved in litigation against its former subsidiary, Intuitive Technology Consultants, Inc.("ITC"). The Company maintains that ITC is in default on the majority of its (ITC's)obligations under the terms of the sale of ITC to the ITC Acquisition Group and is seeking specific performance and damages in an unspecified amount.
       (b) The Company has instituted litigation against all parties involved in the sale of Cambridge Gas Transport Corporation(CGTC) to Phoenix, including but not limited to the directors of CTCG and the minority shareholders of Navigator, GEBAB and Tractabel. Phoenix is seeking specific performance of the sales contract and/or damages of an unspecified amount.


Item 2.Changes in Securities

       NONE

Item 3.Defaults upon Senior Securities

       NONE

Item 4.Submission of Matters to a Vote of Security Holders

       NONE

Item 5.Other Information

       NONE
                           SIGNATURES

In accordance with the requirements of the SecuritiesExchange Act of 1934, the registrant caused this reportcaused this report to be signed on its behalf by theundersigned, thereunto duly authorized.



                              PHOENIX INTERNATIONAL INDUSTRIES,INC..
                              (Registrant)


February 9, 1999              By:  /S/GERARD HARYMAN
                                   -----------------------------------------
                                   Gerard Haryman
                                   President, Chief Executive Officer and
                                   (acting) Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                    Description
-------                    -----------
 10.1      Consolidated Financial Statements of Cambridge Gas Transport
           Corporation

 27.1      Financial Data Schedule