Form 10KSB
period 1999-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2000-01-14
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                         For the transition period from

                                       to

                          Commission File No.000-17058

                      PHOENIX INTERNATIONAL INDUSTRIES INC.
                      -------------------------------------
        Exact name of small business issuer as specified in its charter,

                                     FLORIDA
                                     -------
         (State or Other Jurisdiction of incorporation or organization)

                                   59-2564162
                                   ----------
                        (IRS Employer Identification No.)

                 1750 OSCEOLA DR. WEST PALM BEACH, FLORIDA 33409
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                  561-688-0440
                                  ------------
               (Issuer's telephone - number, including area code)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [ ]

                                     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: as of May 31, 1999 there were 12,138,694 shares of the issuer's Common Stock, $.001 par value, outstanding.

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

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                 INDEX TO 10-KSB

                                     PART I

ITEM I   DESCRIPTION OF BUSINESS
ITEM 2   DESCRIPTION OF PROPERTY
ITEM 3   LEGAL PROCEEDINGS
ITEM 4   RESULTS OF VOTES OF SECURITY HOLDERS

                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
ITEM 6   MANAGEMENT'S DISCUSSIONS OF DISCONTINUED OPERATIONS
ITEM 7   FINANCIAL STATEMENTS
ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 9   MANAGEMENT AND DIRECTORS
ITEM 10  EXECUTIVE COMPENSATION
ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .
ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13  EXHIBITS AND REPORTS

PART I

ITEM 1            DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

         The Company was incorporated on July 22 1985, pursuant to the laws of the State of Florida under the name "Hydrobac, Inc. On July 7, 1986, the Company's name was changed to"ProBac, Inc." and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc, During those periods the Company's primary business was in various types of products and systems for use in the environmental clean-up industry. On October 2, 1996 the Company's name was changed to Phoenix International Industries, Inc. ("Phoenix" or the "Company" and the Company's Common Stock was reverse split 15 to 1. The shareholders approved Amendments to the Articles of Incorporation, changing the authorized capital to 20,000,000 shares of Common Stock, par value $.001 per share., and up to 5,000 shares of Preferred Stock for use as needed. From January 1996 through May 31, 1997, the Company sought acquisitions as it wound down and closed its original environmental clean-up business. The Company, therefore, treats all matters relating to the environmental clean-up business as discontinued operations. As of June 1999, the Company sold it's Intuitive Technology Consultants Inc subsidiary ("ITC") to a group headed by the current management of ITC.

BUSINESS OF AFFILIATES

         During the year ending on May 31, 1999, the Company, consisted of three wholly-owned subsidiaries, HDX 9000, Inc., and Cambridge Gas Transport Corporation, Inc., and Mic Mac Investments, Inc. (a.k.a. Hospitality Telecom).

HDX 9000, INC. ("HDX")

BUSINESS

         Since the demand for HDX's primary product, its compliance methodology to solve the Year 2000 date change problem, has become understandably diminished, HDX has begun to adapt its methodologies to the MS Office 97 platform. Additionally, HDX has re-engineered its event management and planning software as a Microsoft Outlook application.

SALES, MARKETING & DEVELOPMENT

         HDX has developed a sales capability to target end users of its methodologies. The initial HDX United States based Year 2000 project was done for Palm Beach National Bank and Trust. This project continues to be a valuable reference site in the United States for HDX methodology. HDX continues to pursue sales expansion in Jamaica and the Caribbean where a number of accounts and prospects have been identified.

         Mr. Timothy Palmer continues to operate and manage HDX on a full time basis. He has developed a pool of personnel with experience in HDX technology in the United States. The pool now stands at six (6) skilled technicians, who work as subcontractors. In addition, HDX has trained twenty (20) technicians with experience in foreign markets, all of which will also work as subcontractors.

MIC MAC INVESTMENTS, INC., (HOSPITALITY TELECOM)

         Mic Mac Investments, Inc., ("Hospitality") was incorporated in the State of South Carolina in 1992 with its principal place of business in Myrtle Beach, South Carolina. It commenced business as an operator service provider for several local pay phone companies after a regional carrier ceased operations. Word spread about the service it provided and geographic area of the customer base grew to include most of the East coast. Because the company was successful in providing its pay phone clients with a unique service, as Hospitality grew it was able to negotiate favorable contracts with its carriers. Accordingly, management decided to utilize the favorable contracts and began marketing long distance services to Hotels arid Motels, which became the bulk of its business.

CORE BUSINESS PRODUCTS: ONE PLUS, ZERO PLUS, 800 ACCESS & PREPAID CALLING CARDS

MARKETING PLAN - BASIC ELEMENTS

         Internal Staff to telemarket
         Move current outsourced business to Hospitality's own system. Pinpoint advertising.
         Use current telecom field agents to market additional services as a value added product.
         Exploit strategic alliances.
         Employ direct mail and pinpoint Advertising.
         Revenue sharing with trade associations.

         To develop a ZERO PLUS base with small to medium sized properties, it is planned to primarily target the ethnic segments of the hospitality industry with secondary emphasis on resort and highway properties. In addition, Hospitality was to target small to medium private pay phone companies and hospitality management companies.

         Hospitality planed to operate a telemarketing facility staffed with a majority of ethnic sales people. This marketing effort would be reinforced by direct mail programs, customer relations and referral programs Hospitality will be offering services from several Zero Plus providers that tender, multiple plans, bundling One Plus and 800 access. This would afford the telemarketers an advantage over single product competition

         The second tier marketing program to acquire business from resort and highway properties would require a direct sales force in addition to an agency program. This group would also regionally market to: pay phone companies, colleges, hospitals, and property management companies. This program would be reinforced by advertising, trade shows, strategic alliances and referrals.

         In the year prior to being acquired by Phoenix, Mic-Mac Investments and Hospitality Telecom, earned over $225,000 in profits. In order to facilitate growth and increase earnings, Phoenix planed to acquire a long distance telephone company to integrate with Hospitality, forming a powerful marketing and telephone service organization. To this end, Phoenix signed a letter of intent with American Telecommunications Enterprises, Inc., (American Telecom) of Syracuse, New York. However, after months of due diligence, Phoenix discovered that American Telecom had misrepresented its circumstances to the point that made it unwise for Phoenix to complete the acquisition. Evidently this prolonged period of waiting for Phoenix to acquire a long distance telephone company, destroyed the revenue producing plans and timetable for Hospitality. Every quarter Hospitality's revenue declined until it was virtually non-existent, the sales force dissipated and finally the management ceased to operate the company. Phoenix was forced to write off Mic-Mac Investments and Hospitality Telecom as a total loss. See Note 2 of the included Consolidated Financal Statements and also Management Discussions Discontinued Operations.

CAMBRIDGE GAS TRANSPORT CORPORATION ("CGTC")
GEORGETOWN, GRAND CAYMAN, CAYMAN ISLANDS

CGTC is a holding company who's primary business is to act as the majority shareholder of Navigator, and to issue and oversee the management contracts for the construction and operation of Navigator's ships. Purchased on December 14th of 1998, (a copy of the purchase contract is attached as 10.6), CGTC represents Phoenix's entrance into the international shipping industry. CGTC is the owner of 58% (plus an option to purchase an additional 10%) of NAVIGATOR GAS TRANSPORT PLC ("NAVIGATOR").

SUMMERY OF THE BUSINESS OF NAVIGATOR GAS TRANSPORT, PLC

Navigator has contracted to build five (5) 22,000 cubic meter semi-refrigerated gas carriers. These vessels will be capable of carrying all types of petrochemical gases, including ethylene and LPG. Navigator has raised the $304,000,000 required for the funding of these vessels through a bond offering via Credit Suisse First Boston. The vessels are being built by Jiangnan Shipyard in China. The first vessel is scheduled for delivery August 1, 1999 with one delivered every three months thereafter. The vessels will be "state of the art" and the largest of their type ever built.

         Note: The entire CTCG purchase agreement was published in Phoenix's 10-KSB of May 31, 1998 and is incorporated herein by reference. See also Management Discussions - Continued Operations, and also see note 4 of the included Consolidated Financial Statements, entitled "Recission of Business Combination".

COMPETITION

         Many similar companies, both large and small, offer similar services as Phoenix and its subsidiaries. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation- Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

PATENTS

         The Company owns two patents for solidification of environmental waste, which were acquired when the Company was involved in that business. However, the Company is no longer in such business and it is believed by the Company that these patents are of very little value today, as they have been rendered obsolete due to the rapid development of the environmental industry.

EMPLOYEES

         As of May 31, 1999, the Company had 5 employees.

ITEM 2            DESCRIPTION OF PROPERTY

         The Company's principal place of business is located at 1750 Osceola Drive, West Palm Beach, Florida 33409, which consists of office and warehouse space. This space aggregates approximately 3,500 square feet including four offices and a conference room. The annual lease cost is $3,500.00 per month, plus expenses and expires in August 2001. HDX, a wholly owned Phoenix subsidiary, shares the space.

These offices are leased from a third party.

ITEM 3            LEGAL PROCEEDINGS

         As if May 31, 1999, the only material legal proceedings to which the Company is a party are: (1) the ongoing litigation filed by Phoenix in an attempt to force CTCG and its principals to comply with what Phoenix believes to be a valid and binding purchase contract, and (2) the ongoing litigation filed by Phoenix against its former subsidiary Intuitive Technology Consultants, Inc.,
(ITC) (now renamed Elite Technologies, Inc.) to recover approximately $350,000 in loans extended to ITC when it was a Phoenix subsidiary.

         Although there has been verbal agreement and a settlement agreement drafted to withdraw the litigation against CTCG and its principals, it has not been executed.

         There have been no significant developments in the suit against ITC.

         There are no other material legal proceedings to which the company or any of its Officers and/or Directors acting in their capacities for the Company, or to which the property of the Company is subject, and no such material proceeding is known by management of the Company to be pending.

ITEM 4            RESULTS OF VOTES OF SECURITY HOLDERS

No votes taken during Fiscal 1999

PART II

ITEM 5            MARKET  FOR COMMON  EQUITY AND RELATED STOCKHOLDERS
                  MATTERS

         The following table sets forth the range of high and low bid prices as reported on the OTCBB during the periods commencing:

                                                 CLOSING BID                CLOSING ASK
                                        ----------------------------------------------------
                                        HIGH              LOW           HIGH             LOW
                                        ----              ---           ----             ---
1995
07/03/95 through 09/29/95               3.28             .15            6.56             .93
10102/95 through 12/29195               4.21             .15            7.03             .93

1996:
01/02/96 through 03/29/96               1.20             .15            1.95             .60
04/01/96 through 06/28/96                .22             .07             .60             .22
07/01/96 though 09/18/96                 .30             .11             .75             .37
09/19/96 through 09/10/96               1.125            .375           1.50             .625
10/01/96 through 12/31/96               1.50             .25            2.375            .75


1997
01/02/97 through 03/31/97               1.50             .6875          2.375           1.00
04/01/97 through 06/30/97               1.4375           .625           1.6875           .875
07/01/97 through 09/30/97               2.37            1.125           2.625           1.375
10/01/97 through 12/3l/97               2.25             .46            2.625            .875

1998
01/02/98 through 03/31/98               1.50             .4375          1.6875           .4687
04/01/98 through 06/30/98               1.19             .4375          1.2187           .500
01/01/98 through 09/30/98                .843            .4375           .875            .4687
10/01/98 through 12/31/98               1.28             .4062          1.37             .435

1999
01/02/99 through 03/31/99               1.00             .88            1.06             .94
04/01/99 through 06/30/99                .62             .47             .65             .50
07/01/99 through 09/30/99                .56             .36             .59             .39
10/01/99 through 12/31/99               1.62             .31            1.65             .34


The price of shares have been adjusted for all stock splits.

Dividends

         The Company has paid no dividends during the past five fiscal years on any class of its issued and outstanding securities.

         The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other tier things, upon the Company's earnings, its capital requirements and its financial condition, as well; as other relevant factors. By reason of the Company's present financial condition, the Company does not contemplate or anticipate paying any dividends on, the Common Stock in the foreseeable future.

COMPANY CAPITALIZATION

         There are 20,000,000 shares of Common Stock authorized for issuance. Of this amount, 12,138,694 shares are currently issued and outstanding There are 5,000 shares of Preferred Stock authorized, the designation and rights of which are to be determined by the Board of Directors, none of which are issued and outstanding.

ITEM 6            MANAGEMENT DISCUSSIONS

Continued
Operations

         The Company's HDX subsidiary was acquired July 21, 1997. For the 10 months and 10 days through May 31, 1998, HDX had revenues of $160,039 and expenses of $132,656.

For the year ended May 31, 1999, HDX had no income and an operating loss of $33,500. This was due to the expiration of the market for HDX's primary product, a methodology for dealing with the Y2K computer problem. HDX has returned to the status of a developmental organization while it re-designs its other methodologies in preparation to introduce them to the market.

         With regard to the Statements of Operations for the year ending May 31, 1999. The Company had an operating loss of $1,897,230, a substantial portion of which was due to legal and accounting expenses incurred in the litigation against the principals of CTCG and the aborted effort to purchase American Telecommunications Enterprises, Inc.. (see note to consolidated financial statements)

Discontinued
Operations

         Mic-Mac Investments, Inc. and Hospitality Telecom (together "Hospitality") were acquired on April 1, 1998. For the period from the date of acquisition through May 31, 1998, Hospitality had revenues of $ 15,634 and expenses of $30,404.

         Hospitality ceased to operate late in the third quarter of fiscal 1999, claiming they could not meet their business plan projections or continue without Phoenix acquiring a long distance telephone company or other telephone service organization to give them support and additional product. Mic-Mac Investments, Inc and Hospitality Telecom had no remaining assets or liabilities as of May 31, 1999, and Phoenix wrote off its remaining investment in them in the current fiscal year.

         As of June 1, 1998, the Company sold its ITC subsidiary to a group headed by ITC management. The Company received $60,900 in cash. $290,000 in Notes and 1,413,000 shares of the Company' Common Stock, plus relief from obligations totaling approximately $800,000 in return for said sale. The Shares of Common Stock have been returned to the treasury of the Company and have been cancelled. To date, no payment of interest or principal on the Notes has been made and said payments are past due. Additionally, the Company has not received any confirmation of relief from the $800,000 in obligations. The operations of ITC have been treated as discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY

         During the year ending May 31, 1999 the Company issued 4,850,000 shares of common stock for acquisitions, consulting services and a reduction of loans payable to its CEO. As described in Note 13, subsequent Events, the Company has committed to pay $1,300,000 for an acquisition.

         The Company requires an infusion of operating capital Management is currently involved in negotiations to bring such capital, as required, to the Company. No assurance can be given that management will be successful in these efforts.

ITEM 7            FINANCIAL STATEMENTS

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 1999 AND 1998

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                      INDEX

FINANCIAL INFORMATION

                FINANCIAL STATEMENTS:

       CONSOLIDATED BALANCE SHEETS AS OF MAY
         31, 1999 AND 1998                                                     2

       CONSOLIDATED STATEMENTS OF OPERATIONS FOR
         THE YEARS ENDED MAY 31, 1999 AND 1998                                 4

       CONSOLIDATED STATEMENTS OF STOCKHOLDER'S
       DEFICIT FOR THE YEARS ENDED MAY 31, 1999 AND 1998                       5

       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE YEARS ENDED MAY 31, 1999 AND 1998                                 6

       NOTES TO THE CONSOLIDATED FINANCIAL

       STATEMENTS                                                              8

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Phoenix International Industries, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Phoenix International Industries, Inc. and subsidiaries as of May 31, 1999 and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Phoenix International Industries, Inc. as of 1998 were audited by other auditors whose report dated December 23, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of May 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has accumulated losses of approximately $7,600,000 as of May 31, 1999, has insufficient working capital and, in connection with its proposed acquisition (Note 13), will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 5, 2000

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS

ORGANIZATION

During the year ended May 31, 1998, Phoenix International Industries, Inc. and subsidiaries (the Company) provided computer consulting, investment and certain telecommunication services through its wholly-owned subsidiaries HDX 9000, Inc.
(HDX), Mic Mac Investments, Inc. (Mic Mac), and Intuitive Technology Consultants, Inc. (ITC) to entities located primarily in the southeastern United States. HDX, Mic Mac and ITC were acquired during the year ended May 31, 1998 (see Notes 2, 3 and 4). On June 1, 1998, the Company discontinued substantially all of its computer consulting operations and disposed of ITC in a transaction accounted for as a rescission of the business combination.

The Company acquired 100% of the outstanding stock of Cambridge Holdings, LLC. (Cambridge) and Merrimac Shipping Limited (Merrimac) on December 26, 1998. Cambridge and Merrimac collectively owned 100% of the stock of Cambridge Gas and Transport Company (CGTC). CGTC was formed in 1997 for the purpose of building and operating a fleet of five state-of-the-art 22,000 cubic meter semi-refrigerated ethylene-capable gas carriers (see Note 4).

CONSOLIDATION

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

REVENUE RECOGNITION

Revenue is generally recognized when services are performed.

GOODWILL

Represents the excess of the purchase price over the fair values of the net assets and liabilities acquired resulting from business combinations and is being amortized on a straight-line basis over five to ten years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted cash flows method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company provides for depreciation over the estimated useful lives of the related assets, which range from three to seven years, primarily using the straight-line method.

LOANS RECEIVABLE

The loans receivable at May 31, 1999 are noncollateralized, noninterest bearing and are due on demand. Included is a $15,000 loan to officer.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
May 31, 1999 and 1998

                                     ASSETS

                                                                1999           1998
                                                              --------       --------
CURRENT ASSETS
   Cash                                                       $127,776       $  3,042
   Accounts receivable, net of allowance
      for doubtful accounts of $12,000                              --         44,251
   Refundable deposit                                          200,000             --
   Loans receivable                                             20,526             --
   Other current assets                                          8,000          3,303
   Net investment in subsidiary under contract for sale             --        267,491
                                                              --------       --------
      TOTAL CURRENT ASSETS                                     356,302        318,087
                                                              --------       --------
Property and Equipment
   Property and equipment, net of $5,906 and $3,428,
      accumulated depreciation                                  13,345         19,910
                                                              --------       --------
GOODWILL
   Goodwill, net of $60,195 and $29,176,
       accumulated amortization                                 84,141        189,431
                                                              --------       --------
OTHER ASSETS                                                     2,376             --
                                                              --------       --------
      TOTAL ASSETS                                            $456,164       $527,428
                                                              ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
May 31, 1999 and 1998

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

                                                            1999               1998
                                                        -----------        -----------
CURRENT LIABILITIES
   Accounts payable                                     $   110,119        $    68,864
   Accrued expenses                                           7,500              4,888
                                                        -----------        -----------
      TOTAL CURRENT LIABILITIES                             117,619             73,752
                                                        -----------        -----------
LOAN PAYABLE, RELATED PARTY                                 536,292            570,955
                                                        -----------        -----------
COMMITMENTS AND CONTINGENCIES                                    --                 --

STOCKHOLDER'S DEFICIT
   Preferred stock, $.001 par value: 5,000
      shares authorized: no shares outstanding
   Common stock, $.001 par value: 20,000,000
      shares authorized: 12,138,694 and 8,622,028
      issued and outstanding                                 12,139              8,622
   Additional paid-in-capital                             6,739,246          4,988,045
   Accumulated deficit                                   (6,949,132)        (5,113,946)
                                                        -----------        -----------
   TOTAL STOCKHOLDER'S DEFICIT                             (197,747)          (117,279)
                                                        -----------        -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT       $   456,164        $   527,428
                                                        ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 1999 and 1998

                                                        1999                1998
                                                    ------------        ------------
REVENUES                                            $         30        $    175,673
                                                    ------------        ------------
DIRECT COSTS                                                  --               1,829
                                                    ------------        ------------
GROSS PROFIT                                                  30             173,844
                                                    ------------        ------------
OPERATING EXPENSES
   Selling, general and administrative                 1,842,116             724,282
   Depreciation                                            2,478               1,714
   Amortization of goodwill                               52,666              62,101
                                                    ------------        ------------
      TOTAL OPERATING EXPENSES                         1,897,260             788,097
                                                    ------------        ------------
        OPERATING LOSS                                (1,897,230)           (614,253)
                                                    ------------        ------------
OTHER INCOME AND EXPENSE
   Interest income                                         2,044                  --
   Interest expense                                           --                  96
                                                    ------------        ------------
LOSS BEFORE INCOME TAXES                              (1,895,186)           (614,349)
                                                    ------------        ------------
PROVISION FOR INCOME TAXES                                    --                  --
                                                    ------------        ------------
LOSS FROM CONTINUING OPERATIONS                       (1,895,186)           (614,349)
                                                    ------------        ------------
DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations             73,417            (419,583)
                                                    ------------        ------------
NET LOSS                                            $ (1,821,769)       $ (1,033,932)
                                                    ============        ============
LOSS PER SHARE

   Loss from continuing operations                  $      (0.19)       $      (0.08)
                                                    ============        ============
   Net loss                                         $      (0.18)       $      (0.13)
                                                    ============        ============
   Weighted average common shares                     10,209,834           8,138,702
                                                    ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
For the years ended May 31, 1999 and 1998

                                            COMMON STOCK
                                                                        ADDITIONAL                              TOTAL
                                   NUMBER OF                             PAID IN          ACCUMULATED       STOCKHOLDER'S
                                    SHARES           PAR VALUE           CAPITAL            DEFICIT           DEFICIENCY
                                  ----------        -----------        -----------        ------------       ------------
BALANCE, MAY 31, 1997              4,960,028        $     4,960        $ 3,670,000        $(4,080,014)       $  (405,054)
Acquisition of ITC                 1,500,000              1,500            320,375                 --            321,875
Acquisition of HDX                   500,000                500            151,286                 --            151,786
Acquisition of Mic Mac               250,000                250             54,983                 --             55,233
Issuance of stock for
   consulting services               692,000                692            137,121                 --            137,813
Issuance of stock as a
   reduction of loan
   payable to chief
   executive officer (CEO)           720,000                720             71,280                 --             72,000
Capitalization of accrued
   wages to CEO                           --                 --            583,000                 --            583,000
Net Loss                                  --                 --                 --         (1,033,932)        (1,033,932)
                                  ----------        -----------        -----------        ------------       ------------
BALANCE, MAY 31, 1998              8,622,028              8,622          4,988,045         (5,113,946)          (117,279)
Cancellation of ITC               (1,413,000)            (1,413)          (301,789)                --           (303,202)
Rescission of restricted
   stock                            (230,334)              (230)                92                 --               (138)
Issuance of stock for
   services rendered                  60,000                 60             33,191                 --             33,251
Issuance of stock to CEO
   in lieu of compensation         2,400,000              2,400            297,600                 --            300,000
Issuance of stock to
   officer in lieu of
   compensation                      250,000                250             31,000                 --             31,250
Sale of stock                      2,400,000              2,400          1,691,157                 --          1,693,557
Acquisition of CGTC                2,140,000              2,140          2,060,000                 --          2,062,140
Issuance of stock to TCCF             50,000                 50                (50)                --                 --
Rescission of CGTC                (2,140,000)            (2,140)        (2,060,000)                --         (2,062,140)
Write off of Mic Mac                      --                 --                 --            (13,417)           (13,417)
Net Loss                                  --                 --                 --         (1,821,769)        (1,821,769)
                                  ----------        -----------        -----------        ------------       ------------
BALANCE, MAY 31, 1999             12,138,694        $    12,139        $ 6,739,246        $(6,949,132)       $  (197,747)
                                  ==========        ===========        ===========        ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 1999 and 1998

                                                                   1999               1998
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET LOSS                                                    $(1,821,769)       $(1,033,932)
      Adjustments to reconcile net loss to net cash used
        in operating activities
      Add items not requiring outlay of cash:
        Depreciation and amortization                               55,144             63,815
        Expenses paid by issuing common stock                      364,500            137,813
        Retirement of assets                                         4,087                 --
        Provision for bad debts                                         --             32,000
        Charge for stock issued and not returned                        --             21,460
        Other                                                        3,497            (18,470)
      Cash was provided by
        Decrease in accounts receivable - net                       44,251                 --
        Decrease in notes receivable                                    --              6,500
        Increase in accounts payable                                41,255             63,465
        Increase in other accrued liabilities                        2,612            255,888
      Cash was used in
        Increase in accounts receivable - net                           --            (56,251)
        Increase in refundable deposit                            (200,000)                --
        Increase in other current assets                            (4,697)                --
        Increase in other assets                                    (2,376)            (3,303)
        Increase in loans receivable                               (20,526)                --
        Net current liabilities of acquired companies                   --             (3,168)
                                                               -----------        -----------
          NET CASH USED IN OPERATING ACTIVITIES                 (1,534,022)          (534,183)
                                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of property and equipment                                --                 --
                                                               -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of loan to related party                                (34,663)                --
   Proceeds from loan payable - related party                           --            536,646
   Sale of common stock                                          1,693,419                 --
                                                               -----------        -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,658,756            536,646
                                                               -----------        -----------
NET INCREASE IN CASH                                               124,734              2,463
CASH AT BEGINNING OF YEAR                                            3,042                579
                                                               -----------        -----------
CASH AT END OF YEAR                                            $   127,776        $     3,042
                                                               ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 1999 and 1998

                                                                         1999               1998
                                                                     -----------        -----------
SUPPLEMENTAL DISCLOSURES
NONCASH TRANSACTION
   Issuance of common stock for consulting services                  $    32,000        $   137,817
   Issuance of common stock for professional services rendered             1,250                 --
   Issuance of common stock in lieu of officers compensation             331,250                 --
   Issuance of common stock for purchase of CGTC                       2,062,140                 --
   Rescind issuance of common stock for the purchase of CGTC          (2,062,140)                --
   Rescind issuance of common stock for the purchase of ITC             (303,202)                --
   Issuance of common stock of TCCF                                            1                 --
   Accrued liabilities converted to equity                                    --            583,000
   Loan payable converted to equity                                           --             72,000
   Stock issued to acquire assets                                             --            526,647

CASH RECEIVED AND PAID DURING THE YEAR FOR:
   Interest income                                                         2,044                 --
   Interest expense                                                           --                 96
   Income taxes                                                               --                 --


The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS (CONTINUED)

INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

EARNINGS (LOSS) PER SHARE

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement was effective for interim and fiscal periods ending after December 15, 1997. This Statement requires the presentation of (1) diluted earnings per share, whose calculations includes not only average outstanding common share but also the impact of dilutive potential common shares such as outstanding common stock options; and (2) basic earnings per share which includes the effect of outstanding common shares but excludes dilutive potential common shares. There are no outstanding stock options.

The weighted average common shares outstanding during the years ended May 31, 1999 and 1998 were 10,209,834 and 8,138,702, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of accounts receivable, accounts payable, accrued expenses and loan payable to related party approximate fair value because of the short maturity of these items.

CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.

NOTE 2 - DISCONTINUED OPERATIONS

The Company acquired 100% of the outstanding stock of Mic Mac on April 9, 1998 by issuing 250,000 shares of restricted common stock valued at $55,000. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to purchased liabilities assumed based on their fair values at the date of acquisition. The excess purchase price over the value of net assets acquired was $54,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over five years. The Company ceased operating in the third quarter and had a net loss from operations of approximately $2,000 and income from disposal of assets and discontinued operations of approximately $15,500. Mic Mac had no remaining assets or liabilities at May 31, 1999. The Company wrote off its remaining investment in Mic Mac of approximately $39,000 in the current fiscal year.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 3 - BUSINESS COMBINATIONS

The Company acquired 100% of the outstanding stock of HDX on July 21, 1997, by issuing 500,000 shares of restricted common stock valued at approximately $152,000. The acquisition has been accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair market value at the date of acquisition. The excess of the purchase price over the values of net assets acquired was approximately $164,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over five years. HDX is a system design company specializing in analyzing the effect of the year 2000 on a company's computer system. The operating results of HDX for the year ended May 31, 1999 and from the date of acquisition to May 31, 1998, which approximates a full year, have been included in the accompanying financial statements. HDX had no income and an operating loss of approximately $33,500 in the year ended May 31, 1999.

NOTE 4 - RESCISSION OF BUSINESS COMBINATION

In December, 1998 the Company signed an agreement to acquire 100% of the outstanding common stock of Cambridge Holdings, LLC., a Delaware limited liability company (Cambridge), and Merrimac Shipping Limited, a Liberian corporation (Merrimac) for two million shares of Phoenix and two million dollars, both payable at closing, and an additional three million dollars payable with terms through June 30, 2000. Cambridge and Merrimac owned 43.85% and 56.15% respectively, of Cambridge Gas and Transport Company (CGTC). CGTC controlled 58% of the outstanding common stock of Navigator Holding, PLC. and six subsidiaries. Navigator Holding, PLC. and one of its wholly owned subsidiaries, Navigator Gas Transport, PLP. were founded in 1997 for the purpose of building and operating a fleet of five state-of-the-art 22,000 cubic meter semi-refrigerated ethylene-capable gas carrying vessels. The Company paid Cambridge and Merrimac $200,000 at closing. The exchange of stock between Cambridge and Merrimac and the Company did not take place, but the respective shares of all companies were held in trust by their respective attorneys. During the Company's fourth quarter and subsequent to the year-end, unspecified problems arose regarding the purchase of Cambridge and Merrimac. An agreement to rescind the acquisition between Cambridge and Merrimac and the Company has been written but not signed by the parties. Cambridge and Merrimac subsequently sold 100% of their ownership interest in CGTC to another purchaser in August 1999. The Company is negotiating for the repayment of the $200,000 deposit paid at the closing. The $200,000 is reflected as a refundable deposit in the accompanying financial statements. No other transactions between Cambridge, Merrimac and the Company are reflected in the accompanying financial statements.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at May 31, 1999 and 1998:

                                               1999             1998
                                             --------         -------
  Furniture, fixtures and equipment          $ 24,085         $40,664
  Less accumulated depreciation                10,740          20,754
                                             --------         -------
      Total                                  $ 13,345         $19,910
                                             ========         =======

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 6 - LOAN PAYABLE - RELATED PARTY

Loan payable to related parties consisted of the following:

                                               1999        1998
                                            ---------   ---------
   Notes payable to shareholder
    and Chief Executive Officer,
    non interest bearing, unsecured
    and due on demand                       $ 536,292   $ 570,955
                                            =========   =========

NOTE 7 - ACCRUED COMPENSATION

During 1999, the Company issued 2,650,000 shares of restricted common stock with a book value of $331,250 to the officers of the corporation as compensation for their services. No additional compensation was accrued for the year ended May 31, 1999.

During 1998, the Company accrued approximately $250,000 for compensation to the chief executive officer (CEO). At May 31, 1998, the CEO waived his rights to receive the 1998 accrued compensation plus $333,000 of compensation from prior to 1998. Such amounts have been credited to additional paid in capital at May 31, 1998.

NOTE 8 - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                              May 31, 1999    May 31, 1998
                                              ------------    ------------
                                                  (000)           (000)

    Net operating loss carry forward               $ 1,493           $ 530
    Valuation allowance                             (1,493)           (530)
                                              ------------    ------------
    Net deferred tax asset                         $   --            $  --
                                              ============    ============

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 8 - INCOME TAXES (CONTINUED)

At May 31, 1999, the Company had federal income tax net operating loss carry forwards of approximately $2,990,000, which will expire through the year 2014.

               Year of Expiration              Amount
               ------------------            ---------
                     2009                     $ 43,000
                     2010                      308,000
                     2011                      166,000
                     2012                      193,000
                     2013                      850,000
                     2014                    1,430,000

In addition, the Company is reviewing its ability to utilize certain net operating losses prior to the Company's emergence from bankruptcy in 1994. These losses have not been reflected in arriving at the net operating loss carry forwards in the calculation of the deferred tax assets.

As disclosed in Note 7, through May 31, 1999, the Company has incurred compensation to its chief executive officer. Such compensation, aggregating for 1999, $300,000, and 1998, $543,000, is not deductible for income tax purposes.

NOTE 9 - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products or services. The Company has three reportable segments: computer consulting, investment and telecommunications services, and acquisition services. The accounting of the segments is the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers.

The following is a summary of segment activity:

                                                        INVESTMENT
                                      COMPUTER           SERVICES          ACQUISTION
                                     CONSULTING       (DISCONTINUED)        SERVICES            TOTALS
                                    -----------        -----------        -----------        -----------
MAY 31, 1999
Revenues                            $        30        $    54,109        $        --        $    54,139
Interest income                              --                 --              2,044              2,044
Interest expense                             --                 92                 --                 92
Depreciation and amortization                --                 --             55,144             55,144
Segment profit (loss)                   (33,546)            13,417         (1,741,640)        (1,761,769)
Segment assets                            4,434                 --            451,730            456,164

MAY 31, 1998
Revenues                                160,039             15,634                 --            175,673
Interest expense                             --                 96                 --                 96
Depreciation and amortization                --                 --             63,815             63,815
Segment profit (loss)                    27,383            (14,770)          (626,962)          (614,349)
Segment assets                           46,128             16,085            465,214            527,427


PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases its principal business location. The lease which provides for an annual rental of approximately $40,000, expires in September, 2001. HDX shares the space. No rent is being charged to HDX. Rent expense for the years ended May 31, 1999 and 1998 were $42,400 and $41,320, respectively.

NOTE 11 - STOCKHOLDER'S DEFICIENCY

In 1998, the Company determined the fair value of the net assets and liabilities acquired in connection with the acquisitions of ITC, HDX and Mic Mac using an 80% discount from the quoted market value. The Company also used an 80% discount from quoted market value in determining the fair value of the Company's stock issued as payment for consulting services.

In June 1997, 720,000 shares of the Company's stock were issued to non-related persons as a reduction of the loan payable to chief executive officer.

In 1999, the Company used a 75% discount from quoted market value of the Company's stock to determine the fair value for compensation to officers and for consulting and professional services rendered.

NOTE 12 - FINANCIAL RESULTS

The Company has incurred losses in the last two years aggregating approximately $2,900,000 and, as of May 31, 1999, has a deficit of approximately $6,950,000 and insufficient working capital. During these two years, the Company has made several acquisitions, two of which have been rescinded. In connection therewith, it has incurred significant selling, general and administrative expenses which have been funded by loans from the Company's chief executive officer. While the Company believes that these acquisitions will become profitable in the future and that, with its prospective acquisition as described in Note 13, it will generate future cash flows and return to profitability, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition in the foreign equity markets. In addition, the Company's chief executive officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.

NOTE 13 - SUBSEQUENT EVENTS

The Company acquired the common stock of the Telephone Company of Central Florida, Inc. (TCCF), a reorganized debtor, in June 1999. TCCF was incorporated in the State of Florida in December 1995 for the purpose of purchasing wholesale long distance and local telecommunication services and to resell these services throughout the United States. TCCF is also a provider of telecommunication services to the debit card (prepaid telephone card) industry. TCCF filed a petition for relief under Chapter 11 of the Bankruptcy code on May 26, 1998. On December 17, 1998, the Company issued a letter of intent to TCCF setting forth the terms and conditions under which it is willing to acquire 100% of the issued and outstanding common voting stock of TCCF as a reorganized debtor. The terms and conditions of the purchase and reorganization plan are as follows:

1. All administrative claims and expenses, not to exceed $570,000, will be paid in full within ten days of the effective date.

2. Priority claims and taxes, not to exceed $300,000. will be paid in $25,000 installments starting within ten days of the effective date over a period of six years with interest payable at 8%.

3. A deposit of $500,000 will be made into a creditor trust fund. The initial deposit of $100,000 to the trust fund will be made at the Confirmation Order and the balance will be deposited in four consecutive semi-annual installments of $100,000.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

The effective date of the closing is ten days after the Order of Confirmation is issued by the Bankruptcy court. The Order of Confirmation was issued on June 9, 1999 and TCCF began operating as a reorganized debtor on that date. The Company acquired TCCF within ten days of the Confirmation Order.

The following is a condensed balance sheet of TCCF at May 31, 1999, a condensed balance sheet of TCCF at June 1, 1999 assuming fresh-start reporting and a condensed consolidated balance sheet of Phoenix and TCCF at approximately June 1, 1999 assuming fresh-start reporting:

                                                               TCCF          CONSOLIDATED
                                            TCCF           FRESH-START         PHOENIX
                                        MAY 31, 1999        REPORTING          AND TCCF
                                        -----------        -----------       -----------
Cash                                    $       250        $   695,250       $   822,967
Receivables                                 479,237            479,237           718,536
Note receivable Phoenix                          --            675,000                --
Property and equipment, net                 334,527            600,000           610,334
Other assets                                104,648            104,648           115,024
Goodwill, net                                    --                 --            51,350
Reorganization value in excess
    of amounts allocable to
    identifiable assets                          --            447,223           447,223
                                        -----------        -----------       -----------
    Total Assets                        $   918,662        $ 3,001,358       $ 2,765,434
                                        ===========        ===========       ===========
Accounts payable                        $   790,776        $   790,776       $ 1,388,395
Other liabilities                           340,582            340,582           340,582
Notes payable stockholder                        --                 --           533,312
Liabilities subject to compromise         1,338,668            500,000                --
                                        -----------        -----------       -----------
    Total Liabilities                     2,470,026          1,631,358         2,262,289

Common stock                                     --                 --            12,139
Paid in capital                                  --          1,370,000         8,185,884
Retained deficit                         (1,551,364)                --        (7,694,878)
                                        -----------        -----------       -----------
    Total Liabilities and
      Stockholder's deficiet            $   918,662        $ 3,001,358       $ 2,765,434
                                        ===========        ===========       ===========


The Company issued 50,000 shares of common stock to TCCF as a good faith deposit.

NOTE 14 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the year ended May 31, 1999, the Company recorded an adjustment to record the compensation element of $1,060,000 relating to stock issued for services. During the fourth quarter of the year ended May 31, 1998, the Company recorded an adjustment to record the compensation element of $137,000 relating to stock issued for services.

ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with any of our accounts on accounting and financial disclosure. The Company's auditor for the period ending May 31, 1999 is Wieseneck, Andres, and Associates, PA. 772 US Hwy. One, North Palm Beach, Florida 33408. For the year ending May 31, 1998, the Company's auditor was Kane, Hoffman & Danner, P.A., 1101 Brickell Ave., suite M-1-1, Miami, Florida 33131. (See SEC Form 8-K as filed on August 31, 1998 and incorporated herein by reference).

PART III

ITEM  9           MANAGEMENT AND DIRECTORS

The current Management and Directors of the Company as of May 31, 1999 are as follows:

Name                   Age     Position(s)                     Number of Shares
Gerard Haryman         55      President, CEO, acting
                               CFO and Chairman of
                               the Board of Directors              1,300,000
Thomas Donaldson       56      Vice President, Secretary             263,333
                               And Director
Timothy Palmer         52      Director                              500,000

         Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them

         GERARD HARYMAN has been Chairman of the Board, President and Chief Executive Officer of the Company since January 1996. Concurrently, until September 1996, he was President of American Diversified Group, Inc., a public company based in West Palm Beach, Florida, importing and exporting pharmaceuticals since June 1,994 to the present, Mr. Haryman has been President of Aptek Communications, Inc., a private company, based in West Palm Beach, Florida in the business of selling and servicing portable computers. From January 1994 to the present he has been President of Aspen Marine Group, boat builders and distributor of Portable computers, a public company in West Palm Beach, Florida that is currently in Chapter I I Bankruptcy proceedings. Mr. Haryman is one of about 20 defendants in a lawsuit brought by the Trustee of Aspen and believes that the lawsuit will have no adverse consequences to the Company. Since 1981 to the present, he has been President and CEO of SA, Sitmo developers and builders of commercial and residential properties, with corporate offices in Paris, France. In the period from March 1995 to September 1995, Mr. Haryman was Chairman of Life Industries, Inc., a public company, which intended to import mineral water and other products from, Mexico, which, did not materialize, leading to his resignation from the Board, Mr. Haryman was a Finance Major at the Institute General de Finance in Paris, France.He devotes approximately 95 % of his time to the business of the Company.

         THOMAS DONALDSON , has been Vice President, Director of Operations and a Director of the Company (formerly Trident Environmental Systems, Inc.) since February 1993. Additionally, from March 1996 to March 1997, he was Assistant Manager, Marketing for CCS Financial, Inc., a finance company in Ft. Lauderdale, Florida. In the period January 1991 to February 1993, he was Director of Marketing for Professional Locators, Inc., a placement firm in Boca Raton, Florida. Mr. Donaldson attended the University of Paris (Sorbonne) and the University of Miami.

         TIMOTHY PALMER , has been President of HDX 9000, Inc., West Palm Beach, Florida, a computer and business consulting firm since October 1993, now a wholly-owned subsidiary of the Company, and a Director of the Company since July 1997. from March 1997 to the present, he has been President of Quality Advantage, Ltd. of Kingston, Jamaica, a computer and business consulting firm. Prior to October 1993, he was manager of the Palmer Family Trust in London, England. Mr. Palmer holds a Bachelor of Commerce Degree from McGill University in Montreal, Canada.

OPTIONS & WARRANTS

As of November 4, 1999, there are no options, warrants, rights, etc., of any kind outstanding.

                                STOCK OPTION PLAN

         On May 31, 1998, the Company's Board of Directors adopted a Stock Option Plan far its employees, directors and consultants. Currently, the Company's Personnel Committee has not awarded any shares under this option plan. It is the Company's intention to register the underlying shares utilizing Form S-8 in the near future.

ITEM 10           EXECUTIVE COMPENSATION

During fiscal year 1999, the Company had two employees earning in excess of $100,000 (see following chart)

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION
                                                                 LONG-TERM
                                                               COMPENSATION

                                                                  AWARDS

    Name and                                               Securities Underlying
Principal Position       Year     Salary       Bonus

Gerard Haryman,          1999    250,000(l)     -0-                -0-
President & CEO

Thomas N. Donaldson      1999    104,000(1)     -0-                -0-
Vice President/COO

(1) Due to the cash position of the Company, Mr. Haryman and Mr. Donaldson have deferred payment of their salaries and bonuses.

                              EMPLOYMENT AGREEMENTS

The Company currently has no Employment Contracts in effect.

COMPENSATION OF DIRECTORS

     Each Director of Phoenix will receive 12,000 shares of Common Stock for each year of service plus reimbursement of out-of-pocket expenses. Currently, the Company has no outside Directors.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The following table sets forth. certain information, its of August, 1998, regarding the Company's Common Stock owned of record or beneficially by,
(i) each stockholder who is known by the Company to beneficially own in excess of 4.9% of the outstanding shares of Common Stock; and (ii) all Directors and executive officers as a group, Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

         In accordance with Rule 13-d3 promulgated under the Securities Exchange Act of 1934, as amended, shares that are not outstanding but that are issueable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges or which are otherwise required by Rule 13-d3 to be included have been deemed to BE outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. As of May 31, 1999, there are 12,138,694 shares of Common Stock issued and outstanding and no options, warrants, etc. are outstanding.

COMMON  STOCK

                                               AMOUNT AND NATURE
                                                 OF BENEFICIAL             % OF
NAME AND ADDRESS                                   OWNERSHIP               CLASS

Gerard Haryman, Pres./CEO, Dir.                    2,700,000                25%
                                                    +280,000*
                                                   ---------
501 South Dixie Highway                            2,980,000
West Palm Beach, FL 33405

Thomas Donaldson, VP/COO, Dir.                       263,333                 2%
501 South Dixie Highway
West Palm Beach, FL 33405

Timothy Palmer, Dir. & Pres., of HDX 9000
501 South Dixie Highway
West Palm Beach, FL 33401                            500,000                 4%

All shareholding Directors and Officers
as a Group ( 3 persons)                            3,743,333                31%

(*) Mr. Haryman owns 2,700,000 shares directly and 280,000 shares are owned by Mr. Haryman's wife and thus are deemed beneficially owned by him.

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1995, the Company received a loan in the amount of Two Hundred Forty Thousand Dollars ($240,000) from Mark-us A. Gertsch then Chief Executive Officer of the Company. The loan was for a term of three years at twelve and one-half percent 12.5% simple interest. In September 1995 the Company received a loan of Thirty Thousand One Hundred Thirty Four Dollars ($30,134) from Mr. Gertsch This loan was for twelve (12) months.

         Both of these loans were repaid to Mr. Gertsch by the issuance of 220,000 shares of the, Company's Common Stock. These shares have not been registered under the Securities Act of 1933.

ITEM 13           EXHIBITS AND REPORTS

INDEX TO EXHIBITS

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

                  'the Articles of Incorporation and Articles of Amendment to the Articles of Incorporation and By-Laws of the Registrant were pre-filed as Exhibits 3-1, 3.2, and 3.3, respectively, to the registrant's Form I 0-KSB, for the fiscal year 1995, under the Securities and Exchange Act of 1934, filed April 1, 1998, with the Securities and Exchange Commission and are incorporated herein by reference.

(10) MATERIAL CONTRACTS. Some of the Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange
Ad: of 1934, filed April 1, 1998 with the Securities and Exchange Commission-The Contracts for the sale of ITC and the purchases of Hospitality Telecom Corp (formerly Mic Mac Investments, Inc.)and Cambridge Gas Transport Corporation, were included in Phoenix's 10-KSB for the year ended May 31, 1998 and are incorporated herein by reference.

(16)     LETTERS RE- CHANGE IN CERTIFYING ACCOUNTANTS

         See SEC Form 8-K as filed on August 31, 1999 and incorporated herein by reference

(16a)    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

(21)     SUBSIDIARIES OF THE REGISTRANT

(27)     FINANCIAL DATA SCHEDULE

ANY LOANS OR TRANSACTIONS BETWEEN OFFICERS OR DIRECTORS OF THE COMPANY

The Company has made a loan of $15,000 to one of its Officers: Thomas Donaldson, see Note 1 of the included Consolidated Financial Statements.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on January 12, 2000.

PHOENIX INTERNATIONAL INDUSTRIES, INC.

By:

ss. Gerard Haryman

------------------------------------
Gerard Haryman President and CEO

         In accordance with the requirements of tile Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on, the dates indicated,

SIGNATURE                  TITLE                                DATE
---------                  -----                                ----

SS. GERARD HARYMAN
------------------
Gerard Haryman              President, CEO, acting CFO
                            and Chairman of the Board           January 12, 2000

SS. THOMAS DONALDSON
--------------------
Thomas  Donaldson           Vice President, Secretary           January 12, 2000
                            and Director

--------------------
Timothy Palmer              Director:                           January 29, 1999

INDEX TO EXHIBITS

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

                  'the Articles of Incorporation and Articles of Amendment to the Articles of Incorporation and By-Laws of the Registrant were pre-filed as Exhibits 3-1, 3.2, and 3.3, respectively, to the registrant's Form I 0-KSB, for the fiscal year 1995, under the Securities and Exchange Act of 1934, filed April 1, 1998, with the Securities and Exchange Commission and are incorporated herein by reference.

(10) MATERIAL CONTRACTS. Some of the Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange
Ad: of 1934, filed April 1, 1998 with the Securities and Exchange Commission-The Contracts for the sale of ITC and the purchases of Hospitality Telecom Corp (formerly Mic Mac Investments, Inc.)and Cambridge Gas Transport Corporation, were included in Phoenix's 10-KSB for the year ended May 31, 1998 and are incorporated herein by reference.

(16)     LETTERS RE- CHANGE IN CERTIFYING ACCOUNTANTS

         See SEC Form 8-K as filed on August 31, 1999 and incorporated herein by reference

(16a)    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

(21)     SUBSIDIARIES OF THE REGISTRANT

(27)     FINANCIAL DATA SCHEDULE