Form 10QSB
period 1999-08-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2000-01-20
CIK 800401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB
                                   (Mark one)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 1999

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number: 000-17058

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                          59-2564162
(State or other jurisdiction of                   (IRS Employer incorporation or
        organization)                                   Identification No.)

                  1750 Osceola Drive, West Palm Beach, FL 33409
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (561) 688-0440
                            -------------------------
                           (Issuer's telephone number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value 12,138,694 shares outstanding as of August 31, 1999.

           Transitional Small Business Disclosure Format: Yes __ No X

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS AS OF AUGUST
                    31, 1999 AND AUGUST 31, 1998

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                    THE THREE MONTHS ENDED AUGUST 31, 1999
                    AND AUGUST 31, 1998

                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S
                    DEFICIT FOR THE THREE MONTHS ENDED AUGUST
                    31, 1999 AND AUGUST 31, 1998

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                    THE THREE MONTHS ENDED AUGUST 31, 1999 AND
                    AUGUST 31, 1998

                  NOTES TO THE CONSOLIDATED FINANCIAL
                    STATEMENTS

         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                             ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS.

PART II: OTHER INFORMATION

         SIGNATURE

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED AUGUST 31, 1999
                              AND AUGUST 31, 1998

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
August 31, 1999 and August 31, 1998
(UNAUDITED)

                                                               (000'S OMITTED)
                                                       AUGUST 31, 1999 AUGUST 31, 1998
                                                       --------------- ---------------
                       ASSETS

CURRENT ASSETS
    Cash                                                   $    19         $     1
    Accounts receivable net of allowance for
       doubtful accounts of $8,000 and $12,000                 427               4
    Refundable deposit                                         200              --
    Other current assets                                       150               4
                                                           -------         -------
      TOTAL CURRENT ASSETS                                     796               9
                                                           -------         -------
Property and equipment, net                                    688              19
Goodwill, net                                                   --             179
Reorganization value in excess of amounts
    allocable to identifiable assets                           190              --
Other assets                                                     5              --
                                                           -------         -------
      TOTAL ASSETS                                         $ 1,679         $   207
                                                           =======         =======

       LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
    Accounts payable                                       $   895         $    27
    Accrued and other liabilities                              172              55
                                                           -------         -------
      TOTAL CURRENT LIABILITIES                              1,067              82

Note payable, related party                                    567             570
Note payable, other                                            635
                                                           -------         -------
      TOTAL LIABILITIES                                      2,269             652
                                                           -------         -------
STOCKHOLDER'S DEFICIT
    Preferred stock, $0.001 par value: 5,000
      shares authorized: no shares outstanding                  --              --
    Common stock, $0.001 par value; 20,000,000
      shares authorized: 12,138,694 and 7,259,028
       shares issued and outstanding                            12               7
    Additional paid-in-capital                               6,739           4,718
    Accumulated deficit                                     (7,341)         (5,170)
                                                           -------         -------
      TOTAL STOCKHOLDER'S DEFICIT                             (590)           (445)
                                                           -------         -------
        TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT        $ 1,679         $   207
                                                           =======         =======

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 1999 and August 31, 1998
(UNAUDITED)

                                                           (000'S OMITTED)
                                                         THREE MONTHS ENDED
                                                  ---------------------------------
                                                  AUGUST 31, 1999   AUGUST 31, 1998
                                                  ---------------------------------
REVENUES                                              $    372         $     30
COST OF SALES                                              241               --
                                                      --------         --------
GROSS PROFIT                                               131               30
                                                      --------         --------
OPERATING EXPENSES
    Selling, general and administrative                    350              135
    Depreciation and amortization                           21               12
                                                      --------         --------
      TOTAL OPERATING EXPENSES                             371              147
                                                      --------         --------
OPERATING LOSS                                            (240)            (117)
                                                      --------         --------
INCOME TAX BENEFIT (PROVISION)                              --               --
                                                      --------         --------
      LOSS FROM CONTINUING OPERATIONS                     (240)            (117)
                                                      --------         --------
DISCONTINUED OPERATIONS
                                                      --------         --------
    Income (loss) from discontinued operations            (152)              60
                                                      --------         --------
      NET LOSS                                        $   (392)        $    (57)
                                                      ========         ========
LOSS PER SHARE

    Loss from continuing operations                   $  (0.02)        $  (0.02)
                                                      ========         ========
    Net loss                                          $  (0.03)        $  (0.01)
                                                      ========         ========
    Weighted average common shares                      12,139            7,269
                                                      ========         ========

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT For the three months ended August 31, 1999 and August 31, 1998
(UNAUDITED)

                                COMMON STOCK
                             --------------------     ADDITIONAL                    TOTAL
                             NUMBER OF      PAR        PAID-IN    ACCUMULATED   STOCKHOLDER'S
                              SHARES       VALUE       CAPITAL      DEFICIT        DEFICIT
                             ---------    -------     ----------  -----------   -------------
(000's omitted)
Balance, May 31, 1999         12,139      $    12      $ 6,739      $(6,949)      $  (198)

Net Loss                          --           --           --         (392)         (392)
                             -------      -------      -------      -------       -------
Balance August 31, 1999       12,139      $    12      $ 6,739      $(7,341)      $  (590)
                             =======      =======      =======      =======       =======

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended August 31, 1999 and August 31, 1998
(UNAUDITED)

                                                                         (000'S OMITTED)
                                                                       THREE MONTHS ENDED
                                                               ----------------------------------
                                                               AUGUST 31, 1999    AUGUST 31, 1998
                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    NET LOSS                                                        $(392)            $ (57)

Adjustments to reconcile net loss to net
    cash used by operating activities
      Charge for stock issued to ITC and not returned                  --               (36)
      Depreciation and amortization                                    22                13
      Writeoff of investment in HDX                                   152                --
      Decrease in other current assets                                  8                --
      Decrease in accounts receivable, net                            229                40
      Increase in prepaid expenses                                     (7)               --
      Increase (decrease) in other assets                             101                (1)
      Increase in refundable deposits                                 (99)               --
      Decrease in accounts payable, net                              (564)              (42)
      Increase in other accrued liabilities                            74                50
      Stock issued for compensation                                    --                32
                                                                    -----             -----
        NET CASH USED BY OPERATING ACTIVITIES                        (476)               (1)
                                                                    -----             -----
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                              --                --
                                                                    -----             -----
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                          628                (3)
    Proceeds from loan payable, related party                          31                 2
    Payment of loans payable                                         (329)               --
    Receipts from loans receivable                                     38                --
                                                                    -----             -----
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              368                (1)
                                                                    -----             -----
NET DECREASE IN CASH                                                 (108)               (2)
CASH AT BEGINNING OF YEAR                                             127                 3
                                                                    -----             -----
CASH AT END OF YEAR                                                 $  19             $   1
                                                                    =====             =====

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended August 31, 1999 and August 31, 1998
(UNAUDITED)

                                                                         (000'S OMITTED)
                                                                       THREE MONTHS ENDED
                                                               ----------------------------------
                                                               AUGUST 31, 1999    AUGUST 31, 1998
                                                               ---------------    ---------------
SUPPLEMENTAL DISCLOSURES

NONCASH INVESTING AND FINANCING ACTIVITIES

    Accrued liabilities converted to equity                         $--               $--
    Loan payable converted to equity                                 --                --
    Stocks issued for consulting services                            --                32
    Stock issued to acquire assets                                   --                --
    Rescission of ITC acquisition                                    --                36

CASH PAID DURING THE YEAR FOR

    Interest                                                         --                --
    Income taxes                                                     --                --

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
UNAUDITED
(000'S OMITTED, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS

ORGANIZATION

During the year ended May 31, 1999, Phoenix International Industries, Inc. and subsidiaries (the Company) provided computer consulting, investment and certain telecommunication services through its wholly-owned subsidiaries HDX 9000, Inc.
(HDX), Mic Mac Investments, Inc. (Mic Mac), and Intuitive Technology Consultants, Inc. (ITC) to entities located primarily in the southeastern United States. HDX, Mic Mac and ITC were acquired during the year ended May 31, 1998. On June 1, 1998, the Company discontinued substantially all of its computer consulting operations, HDX, and disposed of ITC in a transaction accounted for as a rescission of the business combination.

The Company also ceased operating Mic Mac in the current quarter and wrote off all remaining assets and liabilities. The net loss from operations during the current period was approximately $20,000. Mic Mac and HDX will be unconsolidated subsidiaries in future operating periods.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The Company unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999.

NOTE 3 - FINANCIAL RESULTS

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated losses of approximately $6,950,000 and has insufficient working capital. In connection with the acquisition of TCCF, the Company will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. While the Company believes that these acquisitions will become profitable in the future and that, with its prospective acquisitions, it will generate future cash flows and return to profitability, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition in the foreign equity markets. In addition, the Company's chief executive officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
UNAUDITED
(000'S OMITTED, EXCEPT PER SHARE AMOUNTS)

NOTE 4 - BUSINESS COMBINATIONS

Phoenix International Industries, Inc. (the Company) acquired the common stock of the Telephone Company of Central Florida, Inc. (TCCF), a reorganized debtor, on June 27, 1999. TCCF was incorporated in the State of Florida in December 1995 for the purpose of purchasing wholesale long distance and local telecommunication services and to resell these services throughout the United States. TCCF is also a provider of telecommunication services to the debit card (prepaid telephone card) industry. TCCF filed a petition for relief under Chapter 11 of the Bankruptcy code on May 26, 1998. On December 17, 1998, the Company issued a letter of intent to TCCF setting forth the terms and conditions under which it is willing to acquire 100% of the issued and outstanding common voting stock of TCCF as a reorganized debtor. The terms and conditions of the purchase by the Company of TCCF coincided with the plan of reorganization submitted to the Bankruptcy Court by TCCF. A summary of the terms and conditions of the purchase and the reorganization plan are as follows:

         1. The Company will pay all administrative claims and expenses, not to exceed $570,000, within ten days off the effective date.

         2. The Company will pay all priority claims and taxes, not to exceed $300,000, in $25,000 installments starting within ten days of the effective date over a period of six years with interest payable at 8%.

         3. The Company will deposit $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund will be made at the Confirmation Order and the balance will be deposited in four consecutive semi-annual installments of $100,000.

The effective date of the closing is ten days after the Order of Confirmation is issued by the Bankruptcy Court. The Order of Confirmation was issued on June 9, 1999 and TCCF began operating as a reorganized debtor on July 27, 1999.

The following are the condensed balance sheets of TCCF at May 31, 1999 and at July 28, 1999 using fresh-start accounting and the statement of operations for the twelve-month period ending May 31, 1999. Entities that adapt fresh-start reporting shall allocate the reorganization value to the company's assets in conformity with the procedures for transactions reported on the purchase method basis. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amounts should be reported as the intangible asset identified as "reorganization value in excess of amounts allocable to identifiable assets." Additionally, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the forgiveness of debt should be reflected in the predecessor entity's final statement of operations. Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or deficit.

                                                                                        TCCF
                                                                 TCCF          (FRESH-START REPORTING)
                                                             MAY 31, 1999           JULY 28, 1999
                                                          ---------------      -----------------------
Cash                                                         $       250             $    18,222
Accounts receivable, net                                         479,237                 367,133
Note receivable, Phoenix                                              --                 820,015
Property and equipment, net                                      334,527                 700,000
Other assets                                                     104,648                 103,528
Reorganization value in excess of
    amounts allocable to identifiable assets                          --                 190,218
                                                             -----------             -----------
      Total Assets                                           $   918,662             $ 2,199,116
                                                             ===========             ===========

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
UNAUDITED
(000'S OMITTED, EXCEPT PER SHARE AMOUNTS)

NOTE 4 - BUSINESS COMBINATIONS (CONTINUED)

                                                                                        TCCF
                                                                 TCCF          (FRESH-START REPORTING)
                                                             MAY 31, 1999           JULY 28, 1999
                                                          ---------------      -----------------------
Accounts payable                                             $   790,776             $   787,802
Other liabilities                                                340,582                  41,314
Liabilities subject to compromise                              1,338,668                      --
                                                             -----------             -----------
      Total Liabilities                                        2,470,026                 829,116

Common stock                                                          --                   5,000
Paid-in capital                                                       --               1,365,000
Retained deficit                                              (1,551,364)                     --
                                                             -----------             -----------
      Total Liabilities and Stockholder's Deficit            $   918,662             $ 2,199,116
                                                             ===========             ===========

STATEMENT OF OPERATIONS
For the year ended May 31, 1999

Revenue                                                      $ 8,269,978
Cost of Sales                                                  6,537,800
                                                             -----------
Gross Profit                                                   1,732,178
                                                             -----------

Operating Expenses
    Salaries, wages and payroll costs                            690,347
    Professional fees                                            197,041
    Selling expenses                                             104,376
    Depreciation and amortization                                126,850
    Bad debts                                                     94,739
    General and administrative                                   409,625
                                                             -----------
      Total Operating Expenses                                 1,622,978
                                                             -----------

Income From Operations                                           109,200
Reorganization Expense                                          (369,000)
Extraordinary Item,
    Forgiveness of Debt                                               --
                                                             -----------

      Net Loss                                               $  (259,800)
                                                             ===========

The Company issued 50,000 shares of its common stock to TCCF as a good faith deposit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information herein, the matters discussed in this quarterly report includes forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risk in product availability, product technology changes, market acceptance of new products and services, questions of continuing demand, the impact of competitive products and pricing, changes in economic conditions and other risk factors contained in the Company's most recent filings with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS

        Phoenix International Industries, Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended May 31, 1999, which was filed with the SEC.

         During the Company's three month period ended August 31, 1999, the Company incurred net losses of $392,000 compared to net losses of $57,000 for the comparable three month period for the preceding year.

        The Company reported sales revenues of $372,000 for the three month period ended August 31, 1999, compared to sales revenues of $30,000 for the three month period ended August 31, 1998. These revenues resulted from telecommunication service sales generated by Phoenix's newly acquired affiliate Telephone Company of Central Florida, Inc.("TCCF"), and miscellaneous, as disclosed in the combined financial statement which is included in this filing.

The Company, during the three month period ended August 31, 1999, successfully completed the acquisition of 100% of The Telephone Company of Central Florida, Inc.("TCCF"), by the approval of the Federal Bankruptcy Court of the submitted plan of reorganization out of Chapter 11. To date, the Company has paid a total of $635,000 under the terms of the plan of re-organization.

        The Company, based upon the representations received from TCCF, hopes that prior to the end of fiscal 1999, TCCF will begin to generate increasing revenues from operations, as it increases its subscriber base for its telecommunications business.

         The Company, during the coming year, will continued to pursue efforts to add additional affiliates or attractive joint ventures, primarily in the telecommunications industry in order to generate additional revenue streams.

         The company has ceased to operate HDX 9000, Inc., because their primary product was related to solving the Y2K computer problem and they have not been able to successfully adapt their other methodologies to a user friendly format. HDX President Timothy Palmer has agreed to return the 500,000 shares of the company's stock, which was issued to purchase HDX 9000, to the company for cancellation. Mr. Palmer will continue to serve as a Director of the company and act as a consultant on an "as needed" basis.

         The Company's net losses for the three month period ended August 31, 1999, were the result of expenses involved with the acquisition of TCCF, the lack of sales revenues during the period and the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation, and the write off of its $152,000 investment in HDX. The Company incurred non-cash expenses associated with the issuance of 50,000 shares of restricted stock to TCCF as a "good faith deposit" toward its acquisition.

         In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer, director and shareholders.

         In previous years, the company has raised a portion of its operating capital through the sale of restricted stock, however in future there can be no assurance of any additional sale of restricted stock. Further, there can be no assurance, based upon present market price of the shares, that it will be able to raise additional private placement funding, at terms and conditions satisfactory to the Company, nor is the Company presently soliciting any private placement proceeds.

        The Company continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company, at August 31, 1999, had current assets of $796,000, compared to current assets of $9,000 at August 31, 1998. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

         Based upon the Company's present liquid resources, its present operating expenses, and the commitment of its executive officers to continue to defer most or all of their salaries, and if no revenues are generated from operations or other sources, the Company will be able to operate for a minimum of three months. However, in the near term, the Company does anticipate receipt of operating revenues as a result the business developments by TCCF. The Company also hopes to receive revenues from sales of Internet telecommunication products and services in TCCF's markets.

         The Company's monthly operating expenses during the three month period ended August 31, 1999, does not reflect any salary to Gerard Haryman or Thomas Donaldson, the Company's executive officers, who's salaries have been accrued, but not paid, at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
            Reported in the company's 10-KSB of May 31, 1999

Item 2.     Changes in Securities

            NONE

Item 3.     Defaults upon Senior Securities

            NONE

Item 4.     Submission of Matters to a Vote of Security Holders

            NONE

Item 5.     Other Information

            NONE

Item 6.     Exhibits and Reports on Form 8-K

            NONE

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       PHOENIX INTERNATIONAL INDUSTRIES, INC..
       (Registrant)

January 18, 2000                  By:/s/ GERARD HARYMAN
                                         --------------
                                  Gerard Haryman
                                  President, Chief Executive Officer and
                                  (acting) Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------
  27                 Financial Data Schedule