Form 10QSB
period 1999-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2000-01-21
CIK 800401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB
                                   (Mark one)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 1999

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number: 000-17058

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                          59-2564162
           -------                                          ----------
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

 Common Stock, $.001 par value 12,138,694 shares outstanding as of November 30,
                                     1999.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER
                    30, 1999 AND NOVEMBER 30, 1998

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                    THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998

                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S
                    DEFICIT FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                    THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND
                    NOVEMBER 30, 1998

                  NOTES TO THE CONSOLIDATED FINANCIAL
                    STATEMENTS

         ITEM 2.           MANAGEMENT'S DISCUSSION AND
                             ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS.

PART II: OTHER INFORMATION

         SIGNATURE

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
November 30, 1999 and November 30, 1998
(UNAUDITED)

                                     ASSETS
                                                              (000'S OMITTED)
                                                     NOVEMBER 30, 1999   NOVEMBER 30, 1998
                                                     -----------------   -----------------
CURRENT ASSETS
    Cash                                                  $    --             $     1
    Accounts receivable net of allowance for
       doubtful accounts of $8,000 and $12,000                227                   2
    Other current assets                                      638                  28
                                                          -------             -------
      TOTAL CURRENT ASSETS                                    865                  31
                                                          -------             -------
Property and equipment, net                                   667                  20
Goodwill, net                                                  --                 168
                                                          -------             -------
      TOTAL ASSETS                                        $ 1,532             $   219
                                                          =======             =======

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
    Accounts payable                                      $   649             $    26
    Accrued and other liabilities                             174                  83
                                                          -------             -------
      TOTAL CURRENT LIABILITIES                               823                 109

Note payable, related party                                 1,393                 567
                                                          -------             -------
      TOTAL LIABILITIES                                     2,216                 676
                                                          -------             -------
STOCKHOLDER'S DEFICIT
    Preferred stock, $0.001 par value: 5,000
      shares authorized: no shares outstanding                 --                  --
    Common stock, $0.001 par value; 20,000,000
      shares authorized: 12,138,694 and 7,702,950
       shares issued and outstanding                           12                   8
    Additional paid-in-capital                              6,739               4,975
    Accumulated deficit                                    (7,435)             (5,440)
                                                          -------             -------
      TOTAL STOCKHOLDER'S DEFICIT                            (684)               (457)
                                                          -------             -------
        TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT       $ 1,532             $   219
                                                          =======             =======

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 1999 and November 30, 1998
(UNAUDITED)

                                                  (000'S OMITTED)                  (000'S OMITTED)
                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                            ----------------------------     ----------------------------
                                            NOVEMBER 30,    NOVEMBER 30,     NOVEMBER 30,    NOVEMBER 30,
                                                1999            1998             1999           1998
                                            ------------    ------------     ------------    ------------
REVENUES                                      $    394        $     16        $    765        $     46

OPERATING EXPENSES
    Selling, general and administrative            574             285           1,186             432
                                              --------        --------        --------        --------
OPERATING LOSS                                    (180)           (269)           (421)           (386)
                                              --------        --------        --------        --------
INCOME TAX BENEFIT (PROVISION)                      --              --              --              --
                                              --------        --------        --------        --------
      LOSS FROM CONTINUING
        OPERATIONS                                (180)           (269)           (421)           (386)
                                              --------        --------        --------        --------
DISCONTINUED OPERATIONS
    Income (loss) from
      discontinued operations                       --              --            (151)             60
                                              --------        --------        --------        --------
      NET LOSS                                $   (180)       $   (269)       $   (572)       $   (326)
                                              ========        ========        ========        ========
LOSS PER SHARE

    Loss from continuing operations           $  (0.01)       $  (0.03)       $  (0.03)       $  (0.02)
                                              ========        ========        ========        ========
    Net loss                                  $  (0.01)       $  (0.03)       $  (0.05)       $  (0.01)
                                              ========        ========        ========        ========
    Weighted average common shares              12,139           7,390          12,139           7,390
                                              ========        ========        ========        ========

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
For the six months ended November 30, 1999
(UNAUDITED)

                               COMMON STOCK
                           --------------------      ADDITIONAL                     TOTAL
                          NUMBER OF       PAR         PAID-IN     ACCUMULATED   STOCKHOLDER'S
                           SHARES        VALUE        CAPITAL       DEFICIT        DEFICIT
                           ------       -------       -------       -------        -------
(000's omitted)

Balance,
    May 31, 1999           12,139       $    12       $ 6,739       $(6,863)       $  (112)

Net Loss                       --            --            --          (572)          (572)
                           ------       -------       -------       -------        -------
Balance,
    August 31, 1999        12,139       $    12       $ 6,739       $(7,435)       $  (684)
                           ======       =======       =======       =======        =======


See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 1999 and November 30, 1998
(UNAUDITED)

                                                                  (000'S OMITTED)
                                                                  SIX MONTHS ENDED
                                                             ---------------------------
                                                             NOVEMBER 30,   NOVEMBER 30,
                                                                 1999           1998
                                                               -------        -------
NET CASH USED BY OPERATING ACTIVITIES                          $(1,115)       $  (249)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                          (11)            (1)
                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of loan payable, related party                          --           (138)
    Proceeds from loan payable, related party                      786            129
    Issuance of common stock                                        --            257
    Proceeds from new borrowings                                   194             --
    Other loans paid                                               (11)            --
                                                               -------        -------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           969            248
                                                               -------        -------
NET DECREASE IN CASH                                              (157)            (2)
CASH AT BEGINNING OF YEAR                                          128              3
                                                               -------        -------
CASH (BANK OVERDRAFT) AT END OF YEAR                           $   (29)       $     1
                                                               =======        =======


See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS

ORGANIZATION

During the year ended May 31, 1999, Phoenix International Industries, Inc. and subsidiaries (the Company) provided computer consulting and investment services through its wholly-owned subsidiaries HDX 9000, Inc. (HDX) and Mic Mac Investments, Inc. (Mic Mac) to entities located primarily in the southeastern United States. HDX and Mic Mac were acquired during the year ended May 31, 1998. Mic Mac discontinued operation in the fiscal year ended May 31, 1999 and HDX discontinued operations in June 1999. The remaining assets, liabilities, equity and investment in these subsidiaries were written off in the periods they ceased operations. These companies will be unconsolidated subsidiaries in future operating periods.

The Company acquired the Telephone Company of Central Florida, Inc. in July 1999, see Note 4.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The Company's unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999.

NOTE 3 - FINANCIAL RESULTS

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated losses of approximately $7,000,000 and has insufficient working capital. In connection with the acquisition of TCCF, the Company will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. While the Company believes that these acquisitions will become profitable in the future and that, with its prospective acquisitions, it will generate future cash flows and return to profitability, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition in the foreign equity markets. In addition, the Company's chief executive officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 - BUSINESS COMBINATIONS

Phoenix International Industries, Inc. (the Company) acquired the common stock of the Telephone Company of Central Florida, Inc. (TCCF), a reorganized debtor, on July 27, 1999. TCCF was incorporated in the State of Florida in December 1995 for the purpose of purchasing wholesale long distance and local telecommunication services and to resell these services throughout the United States. TCCF is also a provider of telecommunication services to the debit card (prepaid telephone card) industry. TCCF filed a petition for relief under Chapter 11 of the Bankruptcy code on May 26, 1998. On December 17, 1998, the Company issued a letter of intent to TCCF setting forth the terms and conditions under which it is willing to acquire 100% of the issued and outstanding common voting stock of TCCF as a reorganized debtor. The terms and conditions of the purchase by the Company of TCCF coincided with the plan of reorganization submitted to the Bankruptcy Court by TCCF. A summary of the terms and conditions of the purchase and the reorganization plan are as follows:

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

The following are the condensed balance sheets of TCCF at May 31, 1999 and at July 28, 1999 using fresh-start accounting and the statement of operations for the twelve-month period ending May 31, 1999. Entities that adapt fresh-start reporting shall allocate the reorganization value to the company's assets in conformity with the procedures for transactions reported on the purchase method basis. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amounts should be reported as the intangible asset identified as "reorganization value in excess of amounts allocable to identifiable assets." Additionally, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the forgiveness of debt are reflected in the predecessor entity's final statement of operations. Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or deficit.

                                                                      TCCF
                                                                   (FRESH-START
                                                     TCCF           REPORTING)
                                                  MAY 31, 1999    JULY 28, 1999
                                                   ----------       ----------
Cash                                               $      250       $   18,222
Accounts receivable, net                              479,237          367,133
Note receivable, Phoenix                                   --          820,015
Property and equipment, net                           334,527          700,000
Other assets                                          104,648          103,528
Reorganization value in excess of
    amounts allocable to identifiable assets               --          190,218
                                                   ----------       ----------
      Total Assets                                 $  918,662       $2,199,116
                                                   ==========       ==========

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 - BUSINESS COMBINATIONS (CONTINUED)

                                                                       TCCF
                                                                  (FRESH-START
                                                       TCCF         REPORTING)
                                                    MAY 31, 1999  JULY 28, 1999
                                                    -----------    -----------
Accounts payable                                    $   790,776    $   787,802
Other liabilities                                       340,582         41,314
Liabilities subject to compromise                     1,338,668             --
                                                    -----------    -----------
      Total Liabilities                               2,470,026        829,116

Common stock                                                 --          5,000
Paid-in capital                                              --      1,365,000
Retained deficit                                     (1,551,364)            --
                                                    -----------    -----------
      Total Liabilities and Stockholder's Deficit   $   918,662    $ 2,199,116
                                                    ===========    ===========
STATEMENT OF OPERATIONS
For the year ended May 31, 1999

Revenue                                             $ 8,269,978
Cost of Sales                                         6,537,800
                                                    -----------
Gross Profit                                          1,732,178
                                                    -----------
Operating Expenses
    Salaries, wages and payroll costs                   690,347
    Depreciation and amortization                       126,850
    General and administrative                          805,781
                                                    -----------
      Total Operating Expenses                        1,622,978
                                                    -----------
Income From Operations                                  109,200
Reorganization Expense                                 (369,000)
                                                    -----------
      Net Loss                                      $  (259,800)
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

Results of Operations
-----------------------
        Phoenix International Industries, Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended May 31, 1999, which was filed with the SEC.

         During the Company's three month period ended November 30, 1999, the Company incurred net losses of $180,000 compared to net losses of $269,000 for the comparable three month period for the preceding year, and net losses for the six month period ended November 30, 1999 of $572,000 compared to $326,000 for the same period the preceding year.

        The Company reported revenues of $394,000 for the three month period ended November 30, 1999, compared to sales revenues of $16,000 for the three month period ended November 30, 1998 and revenues for the six month period ended November 30, 1999 of $765,000 compared to $46,000 for the same period the preceding year. These revenues resulted from telecommunication service sales generated by Phoenix's newly acquired affiliate Telephone Company of Central Florida, Inc.("TCCF"), and miscellaneous revenue, as disclosed in the combined financial statement which is included in this filing.

         The Company, during the three month period ended November 30, 1999, successfully completed the acquisition of 100% of The Telephone Company of Central Florida, Inc.("TCCF"), by the approval of the Federal Bankruptcy Court of the submitted plan of reorganization out of Chapter 11. To date, the Company has paid a total of $635,000 under the terms of the plan of re-organization.

         During the period ended November 30, 1999 The company entered into negotiations which led to a letter of intent to sell its wholly owned subsidiary, TCCF, to Atlanta based Avana Corporation, a wholly owned subsidiary of Grace Development Corporation ("GCDV" on the OTCBB) for approximately $2,000,000 cash and 3,000,000 of GCDV.(See the Press Release dated October 15, 1999, under Item 5 in this filing.) The anticipated sale was never concluded, due to the fact that Avana abruptly backed our of the deal, giving no satisfactory reason to the Company.(See Press Release dated January 6, 2000, under Item 5 of this filing.

         The Company, based upon the representations received from TCCF, hopes that prior to the end of fiscal 2000, TCCF will begin to generate increasing revenues from operations, as it increases its subscriber base for its telecommunications business.

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

         The Company's net losses for the six month period ended November 30, 1999, were the result of expenses involved with supporting the day to day operation of TCCF, the lack of sales revenues during the period and the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation, and the write off of its $152,000 investment in HDX. The Company incurred non-cash expenses associated with the issuance of 50,000 shares of restricted stock to TCCF as a "good faith deposit" toward its acquisition.

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

Liquidity and Capital Resources
---------------------------------
         The Company, at November 30, 1999, had current assets of $865,000, compared to current assets of $31,000 at November 30, 1998. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

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

       The Company's monthly operating expenses during the three month period ended November 30, 1999, does not reflect any salary to Gerard Haryman or Thomas Donaldson, the Company's executive officers, who's salaries have been accrued, but not paid, at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
            As Reported in the company's 10-KSB of May 31, 1999 and incorporated herein by reference.

Item 2.     Changes in Securities

            NONE

Item 3.     Defaults upon Senior Securities

            NONE

Item 4.     Submission of Matters to a Vote of Security Holders

            NONE

Item 5.     Other Information
            Press Releases
(1).  October 15, 1999

FOR IMMEDIATE RELEASE

PHOENIX INCREASES SHAREHOLDER VALUE IN EXCESS OF 25 MILLION DOLLARS

West Palm Beach, Florida

Phoenix International Industries, Inc. (PHXU on the OTCBB) announced today the execution of a letter of intent with Grace Development, Inc. (GCDV on the OTCBB) to sell 100% of the issued and outstanding stock of its wholly owned subsidiary, Telephone Company of Central Florida, Inc.(TCCF) in exchange for cash and stock of GCDV valued in excess of $25 million dollars. The closing is set for the end of this month.

GCDV is a highly specialized integrated communications provider currently on an acquisition path to combine multiple telecommunications and internet service providers.

PHXU President, Gerard Haryman, "The implementation of this acquisition will bring additional PHXU shareholder book value of approximately $2.00 per share. The synergy and the combination of TCCF coupled with the current operations of GCDV should continue to bring immense shareholder value for both companies. Lucent Technologies, Inc. (LU on the NYSE) currently owns 4.9% of GCDV. We are confident that GCDV will become a major presence in the telecommunications field"

With the exception of historical facts, the matters discussed in this press release include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing demand, the impact of competitive products and pricing, and changing economic conditions.

For additional information contact:
Phoenix International Industries, Inc.
Thomas Donaldson
561-688-0440

(2).  January 6, 2000

FOR IMMEDIATE RELEASE

PHOENIX EXPANDS CONTRACT WITH AT&T ENABLING AFFILIATE, TCCF, TO INCREASE REVENUE BY 50%
West Palm Beach, Florida

Phoenix International Industries, Inc. (PHXU on the OTCBB) in a move which will enable its wholly owned subsidiary, the Telephone Company of Central Florida, Inc. ("TCCF") to increase its monthly revenue by more than 50%, announced that it had expanded its long distance service agent contract with AT&T.

Phoenix had entered into a letter of intent to sell TCCF to Grace Development Corporation (trading symbol "GCDV") of Atlanta, Ga., by Dec. 1, 1999, but Grace announced last Thursday that it no longer had an interest in purchasing the company. According to Gerard Haryman, President of Phoenix, the announcement came as a surprise to Phoenix. Haryman said, "We were not, and are still not, aware of any fault by Phoenix for the sale not going through. GCDV was provided with the audited financial statements of TCCF, as well as full and complete due diligence. Based on discussions and attempts by GCDV to renegotiate, it is our belief they could not afford the acquisition as originally contemplated."

With the exception of historical facts, the matters discussed in this press release include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing demand, the impact of competitive products and pricing, and changing economic conditions.

For additional information contact:
Phoenix International Industries, Inc.
Thomas Donaldson
561-688-0440

Item 6.     Exhibits and Reports on Form 8-K

            NONE

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       PHOENIX INTERNATIONAL INDUSTRIES, INC..
       (Registrant)

January 19, 2000                  By:/s/ GERARD HARYMAN
                                  -------------------------------------------
                                  Gerard Haryman
                                  President, Chief Executive Officer and
                                  (acting)Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
  27                    Financial Data Schedule