Form 10QSB/A
period 1999-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2000-02-09
CIK 800401

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

       PHOENIX INTERNATIONAL INDUSTRIES, INC..
       (Registrant)

February 8, 2000                  By:/s/ GERARD HARYMAN
                                  -------------------------------------------
                                  Gerard Haryman
                                  President, Chief Executive Officer and
                                  (acting)Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
  27                    Financial Data Schedule