Form 10KSB/A
period 1999-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2000-04-13
CIK 800401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                OF 1934 FOR THE FISCAL YEAR ENDED: MAY 31, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
          OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        COMMISSION FILE NUMBER: 000-17058

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FLORIDA                                59-2564162
       (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                               1750 OSCEOLA DIRVE
                         WEST PALM BEACH, FLORIDA 33409

                                 (561) 688-0440
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                 INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL
                               EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

                                (TITLE OF CLASS)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes: [X]
No: [ ]

         The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 31 , 1999, was 12,138,694.

         Transactional Small Business Disclosure Format: Yes:[ ] No: [X]

EXPLANATORY NOTE OF THE TWO AMENDMENTS INCLUDED IN THIS FILING (NUMBERS 1 & 2)

         Amendment, No. 1, on this Form 10-KSB/A, amends Item 7 (the Financial Statements) on Form 10-KSB filed on January 14, 2000 (the "Original Form 10-KSB") on behalf of Phoenix International Industries, Inc., to include the letter of consent from the previous independent accounting firm, and to correct errors contained in the previous financial statements.

         Amendment No. 2, on this Form 10-KSB/A to the same filing as above, amends Item 13, Exhibit No. 27 to reflect the corrections made to Item 7 of the "Original Form 10-KSB".

Item 7 of the "Original Form 10-KSB" is amended to read in its entirety as follows:

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                                      INDEX

    FINANCIAL INFORMATION

                 FINANCIAL STATEMENTS:

        INDEPENDENT AUDITORS' REPORT - MAY 31, 1999                          1

        INDEPENDENT AUDITORS' REPORT - MAY 31, 1998                          2
        CONSENT OF INDEPENDENT AUDITOR                                       2b

        CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1999                        3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR
          THE YEARS ENDED MAY 31, 1999 AND 1998                              5

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE YEARS ENDED MAY 31, 1999 AND 1998                          6

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
          THE YEARS ENDED MAY 31, 1999 AND 1998                              7

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                       9

                        WIESENECK, ANDRES & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                          772 U.S. HIGHWAY 1, SUITE 200
                         NORTH PALM BEACH, FLORIDA 33408
                                 (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                            FAX: (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Phoenix International Industries, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Phoenix International Industries, Inc. and subsidiaries as of May 31, 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has accumulated losses of approximately $6,200,000 as of May 31, 1999, has insufficient working capital and, in connection with its proposed acquisition (Note 13), will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     WIESENECK, ANDRES & COMPANY, P.A.

January 5, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Phoenix International Industries, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Phoenix International Industries, Inc. and subsidiaries as of May 31, 1998 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of May 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has accumulated losses of approximately $5,114,000 as of May 31, 1998, has insufficient working capital and, in connection with its proposed acquisition (Note 12), will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financial requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for 1997 have been examined by other Certified Public Accountants.

KANE, HOFFMAN & DANNER, P.A.
Certified Public Accountants

December 23, 1998

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We hereby consent to the incorporation in the amended annual report on Form 10K-SB-A of Phoenix International Industries, Inc. and subsidiaries for the year ended May 31, 1999, our report dated December 23, 1998 relating to the financial statements of Phoenix International Industries, Inc. and subsidiaries for the year ended May 31, 1998.

KANE, HOFFMAN & DANNER, P.A.
Certified Public Accountants

Miami, Florida
April 10, 2000

                                     Page 2b

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

                                     ASSETS

CURRENT ASSETS
   Cash                                                               $127,776
   Refundable deposit                                                  200,000
   Loans receivable                                                     20,526
   Other current assets                                                  8,000
                                                                      --------
      TOTAL CURRENT ASSETS                                             356,302
                                                                      --------
PROPERTY AND EQUIPMENT
   Property and equipment, net of $5,906
      accumulated depreciation                                          13,345
                                                                      --------
OTHER ASSETS
   Goodwill, net of $60,195 accumulated amortization                    84,141
   Other assets                                                          2,376
                                                                      --------
      TOTAL OTHER ASSETS                                                86,517
                                                                      --------
        TOTAL ASSETS                                                  $456,164
                                                                      ========

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
May 31, 1999

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                     $   110,119
   Accrued expenses                                           7,500
   Loan payable, related party                              536,292
                                                        -----------
      TOTAL CURRENT LIABILITIES                             653,911

COMMITMENTS AND CONTINGENCIES                                    --

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value: 5,000
      shares authorized: no shares outstanding                   --
   Common stock, $.001 par value: 20,000,000 shares
      authorized, 12,138,694 issued and outstanding          12,139
   Additional paid-in-capital                             5,996,046
   Accumulated deficit                                   (6,205,932)
                                                        -----------
      TOTAL STOCKHOLDERS' DEFICIT                          (197,747)
                                                        -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   456,164
                                                        ===========

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 1999 and 1998

                                                    1999              1998
                                                ------------      ------------
REVENUES                                        $         30      $    175,673
                                                ------------      ------------
DIRECT COSTS                                              --             1,829
                                                ------------      ------------
GROSS PROFIT                                              30           173,844
                                                ------------      ------------
OPERATING EXPENSES
   Selling, general and administrative             1,093,048           724,282
   Depreciation and amortization                      44,429            63,815
   Impairment of goodwill, HDX                        30,000                --
                                                ------------      ------------
      TOTAL OPERATING EXPENSES                     1,167,477           788,097
                                                ------------      ------------
        OPERATING LOSS                            (1,167,447)         (614,253)
                                                ------------      ------------
OTHER INCOME AND EXPENSE
   Interest income                                     2,044                --
   Interest expense                                       --                96
                                                ------------      ------------
LOSS BEFORE INCOME TAXES                          (1,165,403)         (614,349)

PROVISION FOR INCOME TAXES                                --                --
                                                ------------      ------------
LOSS FROM CONTINUING OPERATIONS                   (1,165,403)         (614,349)

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations         73,417          (419,583)
                                                ------------      ------------
NET LOSS                                        $ (1,091,986)     $ (1,033,932)
                                                ============      ============
LOSS PER SHARE

   Loss from continuing operations              $      (0.11)     $      (0.08)
                                                ============      ============
   Net loss                                     $      (0.11)     $      (0.13)
                                                ============      ============
   Weighted average common shares                 10,209,834         8,138,702
                                                ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended May 31, 1999 and 1998

                                        COMMON STOCK
                               ----------------------------       ADDITIONAL                         TOTAL
                                 NUMBER OF                         PAID IN        ACCUMULATED     STOCKHOLDERS'
                                  SHARES         PAR VALUE         CAPITAL          DEFICIT         DEFICIENCY
                               -----------      -----------      -----------      -----------      -----------
BALANCE, MAY 31, 1997            4,960,028      $     4,960      $ 3,670,000      $(4,080,014)     $  (405,054)
Acquisition of ITC               1,500,000            1,500          320,375               --          321,875
Acquisition of HDX                 500,000              500          151,286               --          151,786
Acquisition of Mic Mac             250,000              250           54,983               --           55,233
Issuance of stock for
   consulting services             692,000              692          137,121               --          137,813
Issuance of stock as a
   reduction of loan
   payable to chief
   executive officer (CEO)         720,000              720           71,280               --           72,000
Capitalization of accrued
   wages to CEO                         --               --          583,000               --          583,000
Net Loss                                --               --               --       (1,033,932)      (1,033,932)
                               -----------      -----------      -----------      -----------      -----------

BALANCE, MAY 31, 1998            8,622,028            8,622        4,988,045       (5,113,946)        (117,279)
Cancellation of ITC             (1,413,000)          (1,413)        (301,789)              --         (303,202)
Rescission of restricted
   stock                          (230,334)            (230)              92               --             (138)
Issuance of stock for
   services rendered                60,000               60           33,191               --           33,251
Issuance of stock to CEO
   in lieu of compensation       2,400,000            2,400          297,600               --          300,000
Issuance of stock to
   officer in lieu of
   compensation                    250,000              250           31,000               --           31,250
Sale of stock                    2,400,000            2,400          947,957               --          950,357
Issuance of stock to TCCF           50,000               50              (50)              --               --
Net Loss                                --               --               --       (1,091,986)      (1,091,986)
                               -----------      -----------      -----------      -----------      -----------
BALANCE, MAY 31, 1999           12,138,694      $    12,139      $ 5,996,046      $(6,205,932)     $  (197,747)
                               ===========      ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 1999 and 1998

                                                                 1999             1998
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET LOSS                                                  $(1,091,986)     $(1,033,932)
      Adjustments to reconcile net loss to net cash used
        in operating activities
        Add items not requiring outlay of cash:
          Depreciation and amortization                           44,429           63,815
          Loss from partial impairment of goodwill, HDX           30,000               --
          Expenses paid by issuing common stock                  364,501          137,813
          Retirement of assets                                     4,087               --
          Provision for bad debts                                     --           32,000
          Charge for stock issued and not returned                    --           21,460
          Other                                                   (2,510)         (18,470)
        Cash was provided by
          Decrease in accounts receivable - net                   44,251               --
          Decrease in notes receivable                                --            6,500
          Increase in accounts payable                            41,255           63,465
          Increase in other accrued liabilities                    2,612          255,888
        Cash was used in
          Increase in accounts receivable - net                       --          (56,251)
          Increase in refundable deposit                        (200,000)              --
          Increase in other current assets                        (4,697)              --
          Increase in other assets                                (2,376)          (3,303)
          Increase in loans receivable                           (20,526)              --
          Net current liabilities of acquired companies               --           (3,168)
                                                             ------------     ------------
             NET CASH USED IN OPERATING ACTIVITIES              (790,960)        (534,183)
                                                             ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of property and equipment                              --               --
                                                             ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of loans from related party                         (34,663)              --
   Proceeds from loan payable - related party                         --          536,646
   Proceeds from sale of common stock                            950,357               --
                                                             ------------     ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  915,694          536,646
                                                             ------------     ------------
NET INCREASE IN CASH                                             124,734            2,463
CASH AT BEGINNING OF YEAR                                          3,042              579
                                                             ------------     ------------
CASH AT END OF YEAR                                          $   127,776      $     3,042
                                                             ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 1999 and 1998

                                                                      1999          1998
                                                                   ---------      ---------
SUPPLEMENTAL DISCLOSURES

NONCASH TRANSACTION

   Issuance of common stock for consulting services                $  32,001      $ 137,817
   Issuance of common stock for professional services rendered         1,250             --
   Issuance of common stock in lieu of officers compensation         331,250             --
   Rescind issuance of common stock for the purchase of ITC         (303,202)            --
   Issuance of common stock of TCCF                                        1             --
   Accrued liabilities converted to equity                                --        583,000
   Loan payable converted to equity                                       --         72,000
   Stock issued to acquire assets                                         --        526,647

CASH RECEIVED AND PAID DURING THE YEAR FOR:
   Interest income                                                     2,044             --
   Interest expense                                                       --             96
   Income taxes                                                           --             --


The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS

ORGANIZATION

During the years ended May 31, 1999 and 1998, Phoenix International Industries, Inc. and subsidiaries (the Company) provided computer consulting, investment and certain telecommunication services through its wholly-owned subsidiaries HDX 9000, Inc. (HDX), Mic Mac Investments, Inc. (Mic Mac), and Intuitive Technology Consultants, Inc. (ITC) to entities located primarily in the southeastern United States. HDX, Mic Mac and ITC were acquired during the year ended May 31, 1998. On June 1, 1998, the Company disposed of ITC in a transaction accounted for as a rescission of the business combination ( see Note 2). During 1999, the Company discontinued its investment and telecommunication services of Mic Mac (see Note
2) and also discontinued substantially all of its computer consulting operations of HDX (see Note 3).

The Company acquired 100% of the outstanding stock of Cambridge Holdings, LLC. (Cambridge) and Merrimac Shipping Limited (Merrimac) on December 26, 1998. Cambridge and Merrimac collectively owned 100% of the stock of Cambridge Gas and Transport Company (CGTC). CGTC was formed in 1997 for the purpose of building and operating a fleet of five state-of-the-art 22,000 cubic meter semi-refrigerated ethylene-capable gas carriers. This transaction was rescinded in the current period (see Note 4).

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

LOANS RECEIVABLE

The loans receivable at May 31, 1999 are noncollateralized, noninterest bearing and are due on demand. Included is a $15,000 loan to an officer.

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

CONCENTRATIONS OF CREDIT RISK

The Company has concentrated its credit risk for cash by maintaining deposits in one bank in excess of FDIC insured amounts of approximately $29,000.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and refundable deposits. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.

NOTE 2 - DISCONTINUED OPERATIONS

ITC

On June 2, 1997, the Company acquired 100% of the outstanding stock of ITC by issuing 1,500,000 shares of restricted common stock valued at approximately $320,000. The Company determined the fair value of the net assets and liabilities acquired in connection with the acquisitions of ITC, using an 80% discount from the quoted market value. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the values of net assets acquired was approximately $329,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over ten years. The operating results of ITC have been included in the accompanying financial statements from the date of acquisition as described below.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED)

In the fourth quarter of the fiscal year ended May 31, 1998, the Company and the former owners of ITC agreed to rescind the transaction, effective June 1, 1998. Accordingly, for the year ended May 31, 1998, the Company has treated ITC's losses from operations as a loss from discontinued operations. Under the rescission agreement, the Company will receive approximately 1,400,000 shares of its stock in exchange for 100% of the stock of ITC and $350,000 as reimbursement for losses incurred by ITC and funding by the Company during fiscal 1998. At May 31, 1998 the investment and net liabilities of ITC are included in the balance sheet as "Net investment in subsidiary under contract for sale." This transaction is being accounted for in accordance with Accounting Principles Board Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. ITC had a loss of approximately $668,000 for the year ended May 31, 1998, however in connection with the rescission, the amount of loss recorded in the accompanying financial statements was limited to the Company's cash investment, $390,000, and the approximate value of 100,000 shares of the Company's stock not returned by ITC. On June 1, 1998, the investment and net liabilities of ITC was charged against equity and the 1,400,000 common shares will be retired. The $350,000 will be recorded in the period received as income from discontinued operations. As of December 15, 1999, $60,000 has been collected and the common shares have been received. The remaining 100,000 shares of the Company's stock issued at the time of the acquisition were retained by an employee of ITC and their value has been included in loss from discontinued operations for the year ended May 31, 1998.

Assets and Liabilities of ITC include (in thousands):

ASSETS                                   LIABILITIES
------                                   -----------
Accounts receivable           $ 318      Bank overdraft         $   21
Other current assets             44      Accounts payable           64
Property and equipment, net     199      Accrued expenses          613
                              -----      Notes payable             537
                                                                ------
                              $ 561
                              =====
                                                                $1,235
                                                                ======
Revenues for the year ended May 31, 1998 (in thousands):        $1,600

Included in accrued expenses of ITC is approximately $541,000 due to the Internal Revenue Service for unpaid and delinquent payroll taxes, including interest and penalties. Management does not believe that the Company will be liable for payment of these taxes because the Company has been indemnified by ITC for any such liability.

MIC MAC

The Company acquired 100% of the outstanding stock of Mic Mac on April 9, 1998 by issuing 250,000 shares of restricted common stock valued at $55,000. The Company determined the fair value of the net assets and liabilities acquired in connection with the acquisitions of Mic Mac using an 80% discount from the quoted market value. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess purchase price over the value of net assets acquired was $54,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over five years. The Company ceased operating in the third quarter of 1999 and had a net loss from operations of approximately $2,000 and income from disposal of assets and discontinued operations of approximately $15,500. Mic Mac had no remaining assets or liabilities at May 31, 1999.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 3 - BUSINESS COMBINATIONS

The Company acquired 100% of the outstanding stock of HDX on July 21, 1997, by issuing 500,000 shares of restricted common stock valued at approximately $152,000. The Company determined the fair value of the net assets and liabilities acquired in connection with the acquisitions of HDX using an 80% discount from the quoted market value. The acquisition has been accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair market value at the date of acquisition. The excess of the purchase price over the values of net assets acquired was approximately $164,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over five years. HDX is a system design company specializing in analyzing the effect of the year 2000 on a company's computer system. The operating results of HDX for the year ended May 31, 1999 and from the date of acquisition to May 31, 1998, which approximates a full year, have been included in the accompanying financial statements. HDX had no income and an operating loss of approximately $33,500 in the year ended May 31, 1999.

NOTE 4 - RESCISSION OF BUSINESS COMBINATION

In December, 1998 the Company signed an agreement to acquire 100% of the outstanding common stock of Cambridge Holdings, LLC., a Delaware limited liability company (Cambridge), and Merrimac Shipping Limited, a Liberian corporation (Merrimac) for two million shares of Phoenix and five million dollars. Cambridge and Merrimac owned 43.85% and 56.15% respectively, of Cambridge Gas and Transport Company (CGTC). The Company paid Cambridge and Merrimac $200,000 at closing. The exchange of stock between Cambridge and Merrimac and the Company did not take place, but the respective shares of all companies were held in trust by their respective attorneys. During the Company's fourth quarter and subsequent to the year-end, unspecified problems arose regarding the purchase of Cambridge and Merrimac. An agreement in principle to rescind the acquisition between Cambridge and Merrimac and the Company has been written. Cambridge and Merrimac subsequently sold 100% of their ownership interest in CGTC to another purchaser in August 1999. The Company is negotiating for the repayment of the $200,000 deposit paid at the closing. The $200,000 is reflected as a refundable deposit in the accompanying financial statements.

NOTE 5 - IMPAIRED LONG-LIVED ASSETS

The goodwill acquired from the purchase of HDX in 1998 was determined to be impaired in the current fiscal year. HDX has failed to generate the revenues that management had expected prior to their purchase and the opportunity to capitalize on computer consulting services relating to year 2000 have passed. Therefore, management has determined that approximately 25% ($30,000) of the remaining value of goodwill be charged to expense in the current period.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at May 31, 1999 and 1998:

                                                   1999        1998
                                                 -------     -------
           Furniture, fixtures and equipment     $24,085     $40,664
           Less accumulated depreciation          10,740      20,754
                                                 -------     -------
               Total                             $13,345     $19,910
                                                 =======     =======

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 7 - LOAN PAYABLE - RELATED PARTY

Loan payable to related parties consisted of the following:

                                                      1999         1998
                                                   ---------     --------
      Notes payable to shareholder
       and Chief Executive Officer,
       non interest bearing, noncollateralized
       and due on demand                           $ 536,292     $570,955
                                                   =========     ========

In June 1997, 720,000 shares of the Company's stock were issued to non-related persons as a reduction of the loan payable to chief executive officer.

NOTE 8 - ACCRUED COMPENSATION

During 1999, the Company issued 2,650,000 shares of restricted common stock with a fair value of $331,250 to the officers of the corporation as compensation for their services. The Company used a 75% discount from quoted market value of the Company's stock to determine the fair value for compensation to officers and for consulting and professional services rendered. Such amounts have been credited to additional paid in capital at May 31, 1999.

During 1998, the Company accrued approximately $250,000 for compensation to the chief executive officer (CEO). At May 31, 1998, the CEO waived his rights to receive the 1998 accrued compensation plus $333,000 of compensation from prior to 1998. Such amounts have been credited to additional paid in capital at May 31, 1998.

NOTE 9 - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                          May 31, 1999     May 31, 1998
                                            -------           -------
                                             (000)             (000)

    Loss carry forward for tax purposes     $ 2,320           $ 1,560
                                            =======           =======

    Deferred tax asset (34%)                $   789           $   530
    Valuation allowance                        (789)             (530)
                                            -------           -------
    Net deferred tax asset                  $    --           $    --
                                            =======           =======

At May 31, 1999, the Company had federal income tax net operating loss carry forward of approximately $2,320,000, which will expire through the year 2019.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 9 - INCOME TAXES (CONTINUED)

                Year of Expiration               Amount
                ------------------              --------
                       2009                     $ 43,000
                       2010                      308,000
                       2011                      166,000
                       2012                      193,000
                       2013                      850,000
                       2019                      760,000

In addition, the Company is reviewing its ability to utilize certain net operating losses prior to the Company's emergence from bankruptcy in 1994. These losses have not been reflected in arriving at the net operating loss carry forwards in the calculation of the deferred tax assets.

As disclosed in Note 8 the Company has incurred compensation to its chief executive and chief operating officers. Generally, until the restricted common stock issued in lieu of compensation becomes substantially vested in the employee, the company cannot claim a compensation deduction. Such compensation aggregating for 1999 is $331,250 and for 1998 is $543,000.

NOTE 10 - BUSINESS SEGMENTS

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

The following is a summary of segment activity:

                                                              INVESTMENT
                                              COMPUTER         SERVICES       ACQUISTION
                                             CONSULTING     (DISCONTINUED)     SERVICES          TOTALS
                                            -----------      -----------      -----------      -----------
MAY 31, 1999
Revenues                                    $        30      $    54,109      $        --      $    54,139
Interest income                                      --               --            2,044            2,044
Interest expense                                     --               92               --               92
Depreciation and amortization                        --               --           74,429           74,429

Segment profit (loss), and                      (33,546)              --       (1,131,857)
    income from discontinued operations              --           13,417           60,000       (1,091,986)

Segment assets                                    4,434               --          451,730          456,164

MAY 31, 1998
Revenues                                        160,039           15,634               --          175,673
Interest expense                                     --               96               --               96
Depreciation and amortization                        --               --           63,815           63,815

Segment profit (loss), and                       27,383          (14,770)        (626,962)
    loss from discontinued operations                --               --         (419,583)      (1,033,932)

Segment assets                                   46,128           16,085          465,215          527,428


PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999 and 1998

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in September, 2001. HDX shares the space. No rent is being charged to HDX. Rent expense for the years ended May 31, 1999 and 1998 was $42,400 and $41,320, respectively.

The Company is obligated for the lease of an automobile for 36 months with monthly payments of $508. The lease expires in December 2001.

A suit has been filed against the Company for nonpayment of occupancy lease payments for a facility that was vacated by the Company in November 1995. The outcome of the litigation is not determinable at this time.

NOTE 12 - GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses in the last two years aggregating approximately $2,100,000 and, as of May 31, 1999, has a deficit of approximately $6,200,000 and insufficient working capital. During these two years, the Company has made several acquisitions, two of which have been rescinded. In connection therewith, it has incurred significant selling, general and administrative expenses which have been funded by loans from the Company's chief executive officer and selling of common stock in the United States and in foreign markets. Theses conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company believes that these acquisitions will become profitable in the future and that, with its prospective acquisition described in Note 13, it will generate future cash flows and return to profitability, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition in the foreign equity markets. In addition, the Company's chief executive officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.

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

The following is a condensed balance sheet of TCCF at May 31, 1999, a condensed proforma balance sheet of TCCF at June 9, 1999 assuming fresh-start accounting and a condensed consolidated proforma balance sheet of Phoenix and TCCF at June 9, 1999 assuming fresh-start accounting. The $695,000 increase in cash represents the initial deposit of cash by Phoenix in accordance with the terms of the purchase agreement described in numbers 1, 2 and 3 above. The remaining amounts due from Phoenix to TCCF in the form of a stock subscription receivable, $675,000, are reflected at net in stockholders' equity. Intercompany receivable, payables and investment in subsidiary have been eliminated in the condensed consolidated proforma balance sheet.

                                                                               PROFORMA
                                                                      ---------------------------
                                                                         TCCF        CONSOLIDATED
                                                                      FRESH-START      PHOENIX
                                                         TCCF          REPORTING       AND TCCF
                                                     MAY 31, 1999     (UNAUDITED)     (UNAUITED)
                                                     -----------      -----------     -----------
Cash                                                 $       250      $   695,250     $   822,967
Receivables                                              479,237          479,237         718,536
Property and equipment, net                              334,527          600,000         610,334
Other assets                                             104,648          104,648         115,024
Goodwill, net                                                 --               --          51,350
Reorganization value in excess of
    amounts allocable to identifiable assets                  --          447,223         447,223
                                                     -----------      -----------     -----------
    Total Assets                                     $   918,662      $ 2,326,358     $ 2,765,434
                                                     ===========      ===========     ===========

Accounts payable                                     $   790,776      $   790,776     $ 1,388,395
Other liabilities                                        340,582          340,582         340,582
Notes payable stockholder                                     --               --         533,312
Liabilities subject to compromise                      1,338,668          500,000              --
                                                     -----------      -----------     -----------
    Total Liabilities                                  2,470,026        1,631,358       2,262,289
                                                     ===========      ===========     ===========

Common stock                                                  --               --          12,139
Paid in capital                                               --          695,000       8,185,884
Retained deficit                                      (1,551,364)              --      (7,694,878)
                                                     -----------      -----------     -----------
    Total Liabilities and Stockholder's Deficiet     $   918,662      $ 2,326,358     $ 2,765,434
                                                     ===========      ===========     ===========

The Company issued 50,000 shares of common stock to TCCF as a good faith deposit.

NOTE 14 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the year ended May 31, 1999, the Company recorded an adjustment to record the compensation element of $364,501 relating to stock issued for services.

During the fourth quarter of the year ended May 31, 1998, the Company recorded an adjustment to record the compensation element of $137,000 relating to stock issued for services.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on April 12, 2000.

PHOENIX INTERNATIONAL INDUSTRIES, INC.

By:

ss. Gerard Haryman
-------------------------------------
Gerard Haryman President and CEO

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on, the dates indicated,

SIGNATURE                   TITLE                              DATE
---------                   -----                              ----

SS. GERARD HARYMAN
-----------------------
Gerard Haryman              President, CEO, acting CFO
                            and Chairman of the Board          April 12, 2000

SS. THOMAS DONALDSON
-----------------------
Thomas  Donaldson           Vice President, Secretary          April 12, 2000
                            and Director

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
  27              Financial Data Schedule