Form 10QSB
period 2000-02-29
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2000-04-20
CIK 800401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB
                                   (Mark one)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 29, 2000

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

 Common Stock, $.001 par value 18,593,847 shares outstanding as of February 29,
                                     2000.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION

         ITEM 1.       FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY
                    29, 2000 AND FEBRUARY 28, 1999

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                    THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                    DEFICIT FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                    THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND
                    FEBRUARY 28, 1999

                  NOTES TO THE CONSOLIDATED FINANCIAL
                    STATEMENTS

         ITEM 2.       MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS.

PART II:          OTHER INFORMATION

         SIGNATURE

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
February 29, 2000 and February 28, 1999
(UNAUDITED)

                                                           ASSETS

                                                                                           (000's omitted)
                                                                              February 29, 2000       February 28, 1999
                                                                            ----------------------  ----------------------
CURRENT ASSETS
    Cash                                                                      $                89     $               218
    Accounts receivable net of allowance for
       doubtful accounts of $8,000 and $12,000                                                273                       4
    Other current assets                                                                      640                     381
                                                                            ----------------------  ----------------------
      TOTAL CURRENT ASSETS                                                                  1,002                     603
                                                                            ----------------------  ----------------------
Property and equipment, net                                                                   642                      21
Goodwill, net                                                                                   -                     157
Other Assets                                                                                    -                      19
                                                                            ----------------------  ----------------------
      TOTAL ASSETS                                                            $             1,644     $               800
                                                                            ======================  ======================


                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                          $               870     $                26
    Accrued and other liabilities                                                             197                     109
                                                                            ----------------------  ----------------------

      TOTAL CURRENT LIABILITIES                                                             1,067                     135

NOTE PAYABLE, RELATED PARTY                                                                 1,380                     539
                                                                            ----------------------  ----------------------
      TOTAL LIABILITIES                                                                     2,447                     674
                                                                            ----------------------  ----------------------
STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value: 5,000
      shares authorized: no shares outstanding                                                  -                       -
    Common stock, $0.001 par value; 20,000,000
      shares authorized: 18,593,847 & 11,093,402
      shares issued and outstanding                                                            18                      10
    Additional paid-in-capital                                                              6,486                   6,330
    Accumulated deficit                                                                    (7,307)                 (6,214)
                                                                            ----------------------  ----------------------
      TOTAL STOCKHOLDERS' DEFICIT                                                            (803)                    126
                                                                            ----------------------  ----------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $             1,644     $               800
                                                                            ======================  ======================

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended February 29, 2000 and February 28, 1999
(UNAUDITED)

                                                       (000's omitted)                          (000's omitted)
                                                     Three Months Ended                        Nine Months Ended
                                             -------------------------------------   ------------------------------------
                                             February 29, 2000   February 28, 1999   February 29, 2000  February 28, 1999
                                             -----------------   -----------------   -----------------  -----------------
REVENUES                                         $    501           $      8           $  1,266           $     54

OPERATING EXPENSES
    Selling, general and administrative             1,116                804              2,302              1,214

Operating Loss                                       (615)              (796)            (1,036)            (1,160)

INCOME TAX BENEFIT (PROVISION)                         --                 --                 --                 --

      LOSS FROM CONTINUING
        OPERATIONS                                   (615)              (796)            (1,036)            (1,160)

DISCONTINUED OPERATIONS
    Income (loss) from
      discontinued operations                          --                 --                (65)                60

      NET LOSS                                   $   (615)          $   (796)          $ (1,101)          $ (1,100)
                                                 ========           ========           ========           ========
LOSS PER SHARE

    Loss from continuing operations              $  (0.03)          $  (0.07)          $  (0.07)          $  (0.13)
                                                 ========           ========           ========           ========

    Net loss                                     $  (0.03)          $  (0.07)          $  (0.08)          $  (0.13)
                                                 ========           ========           ========           ========

    Weighted average common shares                 18,594             11,093             13,979              8,833
                                                 ========           ========           ========           ========

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the nine months ended February 29, 2000
(UNAUDITED)

                                     Common Stock
                              --------------------------
                                                               Additional                            Total
                              Number of           Par            Paid-In        Accumulated       Stockholder's
                                Shares           Value           Capital          Deficit           Deficit
                              ---------        ---------       ----------       -----------       -------------
(000's omitted)
Balance,
    May 31, 1999                12,139          $    12          $ 5,996          $(6,206)          $  (198)
Shares issued                    6,455                6              490           (1,101)               --

Net Loss                            --               --               --               --              (605)
                              ---------        ---------       ----------       -----------       -------------
Balance,
    February 29, 2000           18,594          $    18          $ 6,486          $(7,307)          $  (803)
                              =========        =========       ==========       ===========       =============


See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 29, 2000 and February 28, 1999
(UNAUDITED)

                                                                        (000's omitted)
                                                                       Nine Months Ended
                                                            -----------------   -----------------
                                                            February 29, 2000   February 28, 1999
                                                            -----------------   -----------------
NET CASH USED BY OPERATING ACTIVITIES                             $(1,479)          $(1,115)


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                             (11)               (2)
                                                                 ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of loan payable, related party                            (14)              (23)
    Proceeds from loan payable, related party                         786                --
    Issuance of common stock                                          496             1,357
    Proceeds from new borrowings                                      194                --
    Other loans paid                                                  (11)               --
                                                                 ---------         ---------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            1,451             1,334
                                                                 ---------         ---------

NET INCREASE (DECREASE) IN CASH                                       (39)              217
CASH AT BEGINNING OF YEAR                                             128                 1
                                                                 ---------         ---------
CASH AT END OF YEAR                                               $    89           $   218
                                                                 =========         =========

See notes to consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
February 29, 2000 and February 28, 1999
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL MATTERS

ORGANIZATION

During the year ended May 31, 1999, Phoenix International Industries, Inc. and subsidiaries (the Company) provided computer consulting and investment services through its wholly-owned subsidiaries HDX 9000, Inc. (HDX) and Mic Mac Investments, Inc. (Mic Mac) to entities located primarily in the southeastern United States. HDX and Mic Mac were acquired during the year ended May 31, 1998. Mic Mac discontinued operation in the fiscal year ended May 31, 1999 and HDX discontinued operations in June 1999. The remaining assets, liabilities, equity and investment in these subsidiaries were written off in the periods they ceased operations. These companies are unconsolidated subsidiaries in the period presented.

The Company acquired the Telephone Company of Central Florida, Inc. in July 1999, see Note 4.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The Company's unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

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

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
February 29, 2000 and February 28, 1999
(UNAUDITED)

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

                                                                                              TCCF
                                                                                     (Fresh-start reporting)
                                                                    TCCF                  July 28, 1999
                                                                May 31, 1999               (unaudited)
                                                          -------------------------  -------------------------
Cash                                                                $          250            $        18,222
Accounts receivable, net                                                   479,237                    367,133
Property and equipment, net                                                334,527                    700,000
Other assets                                                               104,648                    103,528
Reorganization value in excess of
  amounts allocable to identifiable assets                                       -                    190,218
                                                          -------------------------  -------------------------

      Total Assets                                                  $      918,662            $     1,379,101
                                                          =========================  =========================

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
February 29, 2000 and February 28, 1999
(UNAUDITED)

NOTE 4 - BUSINESS COMBINATIONS (CONTINUED)

                                                                                              TCCF
                                                                                     (Fresh-start reporting)
                                                                    TCCF                  July 28, 1999
                                                                May 31, 1999               (unaudited)
                                                          -------------------------  -------------------------

Accounts payable                                                    $      790,776            $       787,802
Other liabilities                                                          340,582                     41,314
Liabilities subject to compromise                                        1,338,668                          -
                                                          -------------------------  -------------------------
      Total Liabilities                                                  2,470,026                    829,116

Common stock                                                                     -                      5,000
Paid-in capital                                                                  -                    544,985
Retained deficit                                                        (1,551,364)                          -
                                                          -------------------------  -------------------------

      Total Liabilities and Stockholder's Deficit                   $      918,662            $     1,379,101
                                                          =========================  =========================
STATEMENT OF OPERATIONS
For the year ended May 31, 1999
Revenue                                                             $    8,269,978
Cost of Sales                                                            6,537,800
                                                          -------------------------
Gross Profit                                                            1,732,178
                                                          -------------------------

Operating Expenses
    Salaries, wages and payroll costs                                      690,347
    Depreciation and amortization                                          126,850
    General and administrative                                             805,781
                                                          -------------------------

      Total Operating Expenses                                           1,622,978
                                                          -------------------------

Income From Operations                                                     109,200
Reorganization Expense                                                    (369,000)
                                                          -------------------------

      Net Loss                                                      $     (259,800)
                                                          =========================

The Company issued 50,000 shares of its common stock to TCCF as a good faith deposit.

The operations of TCCF from the date of acquisition are included in the consolidated unaudited financial statements of the Company at February 29, 2000 using fresh start accounting from the date of acquisition.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
February 29, 2000 and February 28, 1999
(UNAUDITED)

NOTE 5 - RESCISSION OF BUSINESS COMBINATION

In December, 1998 the Company signed an agreement to acquire 100% of the outstanding common stock of Cambridge Holdings, LLC., a Delaware limited liability company (Cambridge), and Merrimac Shipping limited, a Liberian corporation (Merrimac) for two million shares of Phoenix and two million dollars, both payable at closing, and an additional three million dollars payable with terms through June 30, 2000. Cambridge and Merrimac owned all of the outstanding shares of Cambridge Gas and Transport Company (CGTC). The Company paid Cambridge and Merrimac $200,000 at closing. The exchange of stock between Cambridge and Merrimac and the Company did not take place, but the respective shares of all companies were held in trust by their respective attorneys. During the Company's fourth quarter, year ending May 31, 1999, and subsequent to that date, unspecified problems arose regarding the purchase of Cambridge and Merrimac. An agreement to rescind the acquisition between Cambridge and Merrimac and the Company had been written but not signed by the parties. Cambridge and Merrimac subsequently sold 100% of their ownership interest in CGTC to another purchaser in August 1999. The Company is negotiating for the repayment of the $200,000 deposit paid at the closing. The $200,000 is reflected as a refundable deposit in the accompanying financial statements. The financial statements at the Company's year-end, May 31, 1999, reflect no transactions between Cambridge and Merrimac and the Company. The February 28, 1999 unaudited consolidated financial statements have been restated to reflect the rescission of this transaction.

NOTE 6 - PROPOSED BUSINESS ACQUISITION

The Telephone Company of Central Florida, Inc., (TCCF) a wholly owned subsidiary of Phoenix International Industries, Inc., signed a letter of intent dated January 28, 2000 to acquire 100% of the outstanding stock of Moye & Associates, Inc. (Best Net). Best Net is primarily an internet service provider (ISP) in addition to providing retail sales of computer and computer parts and computer repairs. The proposed terms of the agreement calls for $50,000 to be paid at closing, $50,000 to be paid within nine months, and approximately $75,000, $112,500 and $112,500 worth of Phoenix International Industries, Inc.'s common stock to be issued at closing, nine months after closing and 18 months after closing, respectively. The following is a condensed statement of assets, liabilities, and stockholder's equity (income tax basis), and statement of revenues and expenses (income tax basis) of Best Net at November 30, 1999 and for the 11 months then ended.

                                     ASSETS

                                                                   Unaudited
                                                                 --------------
Other current assets                                                $      200
Plant and equipment, net                                                26,448
                                                                 --------------
    Total Assets                                                    $   26,648
                                                                 ==============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Note payable                                                        $   26,500
Accounts payable and bank overdraft                                     22,448
                                                                 --------------
    Total Current Liabilities                                           48,948

Stockholder's Equity (Deficit)                                         (22,300)
                                                                 --------------
    Total Liabilities and Stockholder's Equity                      $   26,648
                                                                 ==============

                             REVENUES AND EXEPNESES

Revenues                                                            $  305,395
Cost of Sales                                                          159,038
                                                                 --------------
Gross Profit                                                           146,357

Operating Expenses                                                     173,450
                                                                 --------------
Excess Expenses Over Revenues                                       $  (27,093)
                                                                 ==============

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

         During the Company's three month period ended February 29, 2000, the Company incurred net losses of $615,000 compared to net losses of $796,000 for the comparable three month period for the preceding year, and net losses for the nine month period ended February 29, 2000 of $1,101,000 compared to $1,100,000 for the same period the preceding year.

         The Company reported revenues of $501,000 for the three month period ended February 29, 2000 compared to sales revenues of $8,000 for the three month period ended February 28, 1999 and revenues for the nine month period ended February 29, 2000 of $1,266,000 compared to $54,000 for the same period the preceding year. These revenues resulted from telecommunication service sales generated by Phoenix's newly acquired affiliate Telephone Company of Central Florida, Inc.("TCCF"), and miscellaneous revenue, as disclosed in the combined financial statement which is included in this filing.

         The Company, during the three month period ended February 29, 2000 executed a letter of intent to acquire 100% of "The Best Net" a Georgia Corporation based on St. Simons Island. The Best Net is an Internet Service Provider (ISP) with 2,500 customers, a computer sales and service company and also has an e-commerce site on the Internet. Details of the purchase are still being worked out, but it has been agreed that the method of payment will be comprised of both cash and stock.

         The Company, based upon the representations received from TCCF, believes that prior to the end of fiscal 2000, TCCF will continue to generate increasing revenues from operations, as it increases its subscriber base for its telecommunications business. The acquisition of companies like The Best Net is an excellent example of how TCCF's customer base can be expanded. TCCF and The Best Net have already begun "cross-selling" their respective services to each others customers.

         The Company, during the coming year, will continued to pursue efforts to add additional affiliates or attractive joint ventures, primarily in the telecommunications industry in order to generate additional revenue streams.

         Although still wholly owned by the Company, the Company has ceased to operate HDX 9000, Inc.,as their primary product was related to solving the Y2K computer problem and they have not been able to successfully adapt their other methodologies to a readily marketable format. HDX President, Timothy Palmer, has agreed to return the 500,000 shares of the company's stock, which was issued to purchase HDX 9000, to the company for cancellation. Mr. Palmer will continue to serve as a Director of the company and act as a consultant on an "as needed" basis. Final disposition of HDX 9000 has yet to be decided.

         The Company's net losses for the nine month period ended February 29, 2000, continue to be the result of expenses involved with supporting the day to day operation of TCCF, the expenses of expanding its sales operation during the period and the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation, and the write off of its $152,000 investment in HDX. The Company incurred non-cash expenses associated with the issuance of 50,000 shares of restricted stock to TCCF as a "good faith deposit" toward its acquisition. Said stock will be returned to The Company's treasury during the next quarter.

        In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer, director and shareholders.

         Again, during this reporting period as it has previously, the company has raised a portion of its operating capital through the sale of restricted stock, however in future there can be no assurance of any additional sale of restricted stock. Further, there can be no assurance, based upon present market price of the shares, that it will be able to raise additional private placement funding, at terms and conditions satisfactory to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company, at February 29, 2000 had current assets of $1,002,000 compared to current assets of $603,000 at February 29, 1999. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

         Based upon the Company's present liquid resources, its present operating expenses, and the commitment of its executive officers to continue to defer most or all of their salaries, and if no revenues are generated from operations or other sources, the Company will be able to operate for a minimum of three months. However, in the near term, the Company does anticipate receipt of increased operating revenues as a result the business developments by TCCF.

       The Company's monthly operating expenses during the nine month period ended February 29, 2000, does not reflect any salary to Gerard Haryman or Thomas Donaldson, the Company's executive officers, who's salaries have been accrued, but not paid, at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

            During the period ended February the company was served with a lawsuit filed on behalf of the pervious owners of Mic-Mac, Inc. (formerly a wholly owned subsidiary of the Company) the lawsuit demanded the release of the restrictions placed on the 220,000 stock which was received in payment for Mic-Mac, Inc. Additionally, the lawsuit demanded that the contingent balance of the purchase price (250,000 shares of restricted stock) be issued. The Company has taken the position that the previous owners are not entitled to any stock as the performance clauses in the purchase agreement were not met. The litigation is in progress and has of yet not been decided. The balance of legal proceedings involving the Company are as Reported in the company's 10-KSB of May 31, 1999 and incorporated herein by reference.

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

       PHOENIX INTERNATIONAL INDUSTRIES, INC..
       (Registrant)

April 18, 2000                  By:/s/ GERARD HARYMAN
                                  -------------------------------------------
                                  Gerard Haryman
                                  President, Chief Executive Officer and
                                  (acting)Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
  27                    Financial Data Schedule