Form 10KSB
period 2000-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2000-08-31
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                Annual Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 2000

   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                   For the transition period from ___________
                             To _________________

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

                                    Yes [ ]

                                    No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: as of May 31, 2000 there were 19,853,847 shares of the issuer's Common Stock, $.001 par value, outstanding.

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

                                    PART III

ITEM 9   MANAGEMENT AND DIRECTORS
ITEM 10  EXECUTIVE COMPENSATION
ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13  EXHIBITS AND REPORTS

                                   PART I
                                   ------

ITEM 1   DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

     The Company was incorporated on July 22 1985, pursuant to the laws of the State of Florida under the name "Hydrobac, Inc. On July 7, 1986, the Company's name was changed to "ProBac, Inc." and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc, During those periods the Company's primary business was in various types of products and systems for use in the environmental clean-up industry. On October 2, 1996 the Company's name was changed to Phoenix International Industries, Inc. ("Phoenix" or the "Company" and the Company's Common Stock was reverse split 15 to 1. The shareholders approved Amendments to the Articles of Incorporation, changing the authorized capital to 20,000,000 shares of Common Stock, par value $.001 per share., and up to 5,000 shares of Preferred Stock for use as needed. From January 1996 through May 31, 1997, the Company sought acquisitions as it wound down and closed its original environmental clean-up business. The Company, therefore, treats all matters relating to the environmental clean-up business as discontinued operations.

	    On June 13, 1998, the Company acquired 100% of the stock of Intuitive Technology Consultants, Inc. ("ITC") of Atlanta, Ga. ITC was engaged in the business of computer system design and computer related
(MIS) employee placement. As of June 1999, the Company sold it's Intuitive Technology Consultants Inc subsidiary ("ITC") to a group headed by the current management of ITC.

     Only July 21, 1997 the Company acquired 100% of the stock of HDX 9000, Inc. ("HDX"), a company specializing in compliance methodology for the Y2K problem and for the various types of "ISO" compliance certification.

     On April 9, 1998, the Company acquired 100% of the outstanding stock of Mic Mac Investments, Inc., a long distance telephone service "reseller" specializing in the hospitality industry.

     Based on an agreement entered into on December 14, 1998, the Company acquired 100% of the stock of Cambridge Gas Transport Corporation (CGTC), a Cayman Islands Corporation, in the business of owning and operating specialized chemical/fuel tanker transport ships. Due to unspecified disagreements, an agreement to rescind the acquisition between Cambridge and Merrimac and the Company has been executed by the parties, however litigation by Phoenix to recoup their payments to CTCG has not yet been resolved.

     During fiscal 2000 the Company acquired 100% of the stock of Telephone
Company of Central Florida, Inc. ("TCCF").   TCCF is a "competitive local
exchange carrier ("CLEC") telephone company and a reseller of other telecommunications services. TCCF was at that time operating under the protection of "Chapter 11"of the federal bankruptcy laws. The effective date of the closing was ten days after the Order of Confirmation is issued by the Bankruptcy court. The Order of Confirmation was issued on June 9, 1999 and TCCF began operating as a reorganized debtor on that date. The Company acquired TCCF within ten days of the Confirmation Order.


BUSINESS OF AFFILIATES

     During the year ending on May 31, 2000, the Company, consisted of two wholly-owned subsidiaries, HDX 9000, Inc. and the Telephone Company of Central Florida, Inc.


HDX 9000, INC. ("HDX")

     Since the demand for HDX's primary product, its compliance methodology to solve the Year 2000 date change problem, has become understandably diminished, HDX has begun to adapt its methodologies to the MS Office 97-98 platform. Additionally, HDX has re-engineered its event management and planning software as a Microsoft Outlook application.

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


TELEPHONE COMPANY OF CENTRAL FLORIDA, INC. ("TCCF")

     TCCF is a Competitive Local Exchange Carrier, ("CLEC") and long distance service supplier currently serving the Orlando, Florida area. In August of 1996, via negotiations with BellSouth, TCCF was not only the first, but the only Florida based company to take advantage of the Telecommunications Act of 1996, which mandated that competition be allowed in the local telephone service market. TCCF's agreement with BellSouth allows them to provide CLEC services in all 9 states BellSouth serves. In addition to CLEC services, TCCF is moving aggressively into the prepaid calling business throughout the southeastern United States.

     In 1997, their first full year of operations, TCCF reached $35.8 million in revenues, and for calendar 1998, TCCF had gross revenues of approximately $46.5 million with a net pre-tax profit of $6.8 million.

     Due to "gross overbilling" by one of the major suppliers (later proven in court) and not having sufficient capital to survive a multi-million dollar demand for payment by its service providers, TCCF was forced to file for bankruptcy protection and was operating under Chapter 11 of the federal bankruptcy laws until it was acquired by Phoenix in June of 1999 as part of the plan of re-organization filed with, and accepted by, the federal bankruptcy court.

     Since that time TCCF has expanded its agreements with BellSouth to include the capability of supplying of DSL Internet services throughout all nine southeastern states of the BellSouth system. TCCF now has the ability to market DSL services via an arrangement with AT&T and BellSouth but it is in the process of developing its own Virtual Private Network capability which will provide both high speed voice and data services nationwide.


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

EMPLOYEES

     As of May 31, 2000, the Company and its affiliates had 35 employees.


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


ITEM 3   LEGAL PROCEEDINGS

     As if May 31, 2000, the primary legal proceedings to which the Company is a party are: (1) the ongoing litigation filed by Phoenix in an attempt to force CTCG and its principals to comply with what Phoenix believes to be a valid and binding purchase contract, and (2) the ongoing litigation filed by Phoenix against its former subsidiary Intuitive Technology Consultants, Inc.,
(ITC) (now renamed Elite Technologies, Inc.) to recover approximately $350,000 in loans extended to ITC when it was a Phoenix subsidiary.

     Although there has been a settlement agreement drafted and executed to withdraw the litigation against CTCG and its principals, they have defaulted on the second payment and new litigation is being drafted by the Phoenix's counsel.

     There have been no significant developments in the suit against ITC to collect on the money owed to Phoenix.

     The suit against the company for breech of a lease from 1995 is being contested by Phoenix's counsel. All other litigation as referred to in Note 14 of the financial statement, is in the process of being negotiated with what appears to be a positive outcome for Phoenix.

     There are no other material legal proceedings to which the company or any of its Officers and/or Directors acting in their capacities for the Company, or to which the property of the Company is subject, and no such material proceeding is known by management of the Company to be pending.


ITEM 4   RESULTS OF VOTES OF SECURITY HOLDERS

     During fiscal 2000 the majority of the shareholders of Phoenix voted to increase the authorized number of shares from 20,000,000 to 200,000,000 and the authorized number of preferred shares from 10,000 to 20,000,000.

                                    PART II
                                    -------

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth the range of high and low bid prices as reported on the OTCBB during the periods commencing:


                                                 CLOSING BID                CLOSING ASK
                                        ----------------------------------------------------
                                        HIGH              LOW           HIGH             LOW
                                        ----              ---           ----             ---

1995
07/03/95 through 09/29/95               3.28             .15            6.56             .93
10102/95 through 12/29195               4.21             .15            7.03             .93

1996:
01/02/96 through 03/29/96               1.20             .15            1.95             .60
04/01/96 through 06/28/96                .22             .07             .60             .22
07/01/96 through 09/18/96                .30             .11             .75             .37
09/19/96 through 09/10/96               1.125            .375           1.50             .625
10/01/96 through 12/31/96               1.50             .25            2.375            .75

1997
01/02/97 through 03/31/97               1.50             .6875          2.375           1.00
04/01/97 through 06/30/97               1.4375           .625           1.6875           .875
07/01/97 through 09/30/97               2.37            1.125           2.625           1.375
10/01/97 through 12/3l/97               2.25             .46            2.625            .875

1998
01/02/98 through 03/31/98               1.50             .4375          1.6875           .4687
04/01/98 through 06/30/98               1.19             .4375          1.2187           .500
01/01/98 through 09/30/98                .843            .4375           .875            .4687
10/01/98 through 12/31/98               1.28             .4062          1.37             .435

1999
01/02/99 through 03/31/99               1.00             .88            1.06             .94
04/01/99 through 06/30/99                .62             .47             .65             .50
07/01/99 through 09/30/99                .56             .36             .59             .39
10/01/99 through 12/31/99               1.62             .31            1.65             .34

2000
01/02/00 through 03/31/00               1.37             .34            1.41             .38
04/01/00 through 06/30/00               1.06             .43            1.06             .46


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


COMPANY CAPITALIZATION

     There are 200,000,000 shares of Common Stock authorized for issuance.
Of this amount, 19,853,847 shares are currently issued and outstanding There are 20,000,000 shares of Preferred Stock authorized, the designation and rights of which are to be determined by the Board of Directors, none of which are issued and outstanding.


ITEM 6   MANAGEMENT DISCUSSIONS

STATEMENT OF OPERATIONS

     With regard to the Statements of Operations for the year ending
May 31, 2000. The Company had an operating loss of $3,128,006, a substantial portion of which was due to legal and accounting expenses incurred in the due diligence, drafting and implementation of the plan of reorganization of TCCF.

Continued Operations

     In addition to the Telephone Company of Central Florida, the company plans to increase its presence in the telecommunications industry. With that plan in mind on February 2, 2000, Phoenix announced execution of a letter of intent between the Telephone Company of Central Florida, Inc. ("TCCF"), and Moye & Associates, Inc., of St. Simons, Georgia, owner/operator of "The Best Net" an Internet Service Provider (ISP), Web Site Host and E-commerce Company.

     The Best Net is a rapidly growing ISP with over 2,500 internet subscribers, a profitable web site hosting service and an E-commerce business.

     The Best Net ISP customers are ideal potential local and long distance customers for TCCF, and TCCF's customers are potential customers for The Best.Net's Internet services. This type of cross selling is part of the overall Phoenix marketing plan.

     The Company's HDX subsidiary was acquired July 21, 1997 in a stock for stock transaction. For the 10 months and 10 days through May 31, 1998, HDX had revenues of $160,039 and expenses of $132,656.

     For the year ended May 31, 1999, HDX had no income and an operating loss of $33,500. This was due to the expiration of the market for HDX's primary product, a methodology for dealing with the Y2K computer problem. HDX has returned to the status of a developmental organization while it re-designs its other methodologies in preparation to introduce them to the market.

     On March 20, 2000 it was the decision of the Board of Phoenix in concert with the previous shareholder of 100% of HDX's stock, to rescind the agreement by which HDX was acquired by Phoenix. This was done and the stock of each company which was originally exchanged to effect the acquisition was returned to the original holder or issuer.

     With the exception of historical facts, the matters discussed above include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and technology, continuing demand, the impact of competitive products and pricing, and changing economic conditions.

Discontinued Operations

MIC-MAC INVESTMENTS, INC. ("Mic-Mac")

     Mic-Mac Investments, Inc. and Hospitality Telecom (together
"Hospitality") were acquired on April 1, 1998. For the period from the date of acquisition through May 31, 1998, Hospitality had revenues of $ 15,634 and expenses of $30,404.

     Hospitality ceased to operate late in the third quarter of fiscal 1999, claiming they could not meet their business plan projections or continue without Phoenix acquiring a long distance telephone company or other telephone service organization to give them support and additional product. Mic-Mac Investments, Inc and Hospitality Telecom had no remaining assets or liabilities as of May 31, 1999, and Phoenix wrote off its remaining investment in them in that fiscal year.

     As of June 1, 1998, the Company sold its ITC subsidiary to a group headed by ITC management. The Company received $60,900 in cash. $290,000 in Notes and 1,413,000 shares of the Company' Common Stock, plus relief from obligations totaling approximately $800,000 in return for said sale. The Shares of Common Stock have been returned to the treasury of the Company and have been cancelled. To date, no payment of interest or principal on the Notes has been made and said payments are past due. Additionally, the Company has not received any confirmation of relief from the $800,000 in obligations. The operations of ITC have been treated as discontinued operations. As of May 31, 2000 there has been no change or decision regarding this situation and the matter remains in litigation.


CAMBRIDGE GAS TRANSPORT CORPORATION ("CGTC")

CGTC is a holding company who's primary business is to act as the majority shareholder of Navigator, and to issue and oversee the management contracts for the construction and operation of Navigator's ships. Purchased on December 14th of 1998, CGTC is the owner of 58% (plus an option to purchase an additional 10%) of NAVIGATOR GAS TRANSPORT PLC ("NAVIGATOR"). Navigator has contracted to build five (5) 22,000 cubic meter semi-refrigerated gas carriers. These vessels will be capable of carrying all types of petrochemical gases, including ethylene and LPG. Navigator has raised the $304,000,000 required for the funding of these vessels through a bond offering via Credit Suisse First Boston. The vessels are being built by Jiangnan Shipyard in China. The vessels will be "state of the art" and the largest of their type ever built.

     Note: The entire CTCG purchase agreement was published in Phoenix's
           10-KSB of May 31, 1998 and is incorporated herein by reference.


CAPITAL RESOURCES AND LIQUIDITY

     During the year ending May 31, 2000 the Company issued 9,255,000 shares of common stock for acquisitions, consulting services and a reduction of loans payable to its CEO. As described in Note 16 of the financial statements, subsequent Events, the Company has committed to pay 600,000 shares of its common stock for an acquisition.

     The Company has funded its capital requirements for operating cash flow, by loans against its accounts receivable, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During the 12 months ended May 31, 2000 the Company has been and is continuing to attempt to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been, and continues to be, in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.


ITEM 7   FINANCIAL STATEMENTS

     The financial statements of the Registrant, and the related notes, together with the report of Wieseneck, Andres & Company, P.A. dated August 11, 2000 are set forth at pages F-1 through F-16 attached hereto.


ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with any of our accounts on accounting and financial disclosure. The Company's auditor for the period ending May 31, 2000 and May 31, 1999 is Wieseneck, Andres, and Associates, PA. 772 US Hwy. One, North Palm Beach, Florida 33408. For the year ending May 31, 1998, the Company's auditor was Kane, Hoffman & Danner, P.A., 1101 Brickell Ave., suite M-1-1, Miami, Florida 33131. (See SEC Form 8-K as filed on August 31, 1998 and incorporated herein by reference).


                               PART III
                               --------

ITEM 9   MANAGEMENT AND DIRECTORS

The current Management and Directors of the Company as of May 31, 1999 are as follows:

Name              Age     Position(s)
----              ---     -----------

Gerard Haryman    56      President, CEO, acting CFO and Chairman
                          of the Board of Directors
Thomas Donaldson  57      Vice President, Secretary and Director
Timothy Palmer    55      Director


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


OPTIONS & WARRANTS

As of May 31, 2000, there are no options, warrants, rights, etc., of any kind outstanding.


STOCK OPTION PLAN

     On May 31, 1998, the Company's Board of Directors adopted a Stock Option Plan far its employees, directors and consultants. Currently, the Company's Personnel Committee has not awarded any shares under this option plan. It is the Company's intention to register the underlying shares utilizing Form S-8 in the near future.


ITEM 10   EXECUTIVE COMPENSATION

During fiscal year 2000, the Company had two employees earning in excess of $100,000 (see following chart)

SUMMARY COMPENSATION TABLE


ANNUAL COMPENSATION

                                                          LONG-TERM
                                                         COMPENSATION
                                                         ------------
                                                            AWARDS
                                                            ------
    Name and                                          Securities Underlying
Principal Position      Year    Salary         Bonus
------------------      ----    ------         -----   --------------------

Gerard Haryman,         2000    250,000(l)      -0-          -0-
President & CEO

Thomas N. Donaldson     2000    104,000(1)      -0-          -0-
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

     In accordance with Rule 13-d3 promulgated under the Securities Exchange Act of 1934, as amended, shares that are not outstanding but that are issueable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges or which are otherwise required by Rule 13-d3 to be included have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. As of May 31, 2000, there are 19,853,847 shares of Common Stock issued and outstanding and no options, warrants, etc. are outstanding.


COMMON STOCK

                                             AMOUNT AND NATURE
                                               OF BENEFICIAL       % OF
NAME AND ADDRESS                                OWNERSHIP          CLASS
----------------                             -----------------     ------


Gerard Haryman, Pres./CEO, Dir.                 2,520,000          14.4%
1750 Osceola Drive                               +280,000*
                                                ---------
West Palm Beach, FL 33409                       2,800,000


Thomas Donaldson, VP/COO, Dir.                    253,333           1.3%
1750 Osceola Drive
West Palm Beach, FL 33409

All shareholding Directors and Officers
as a Group ( 2 persons)                         3,053,333          15.7%

Positive Management, Ltd.                       4,000,000          20.6%
Nassau, Bahamas

Aptek Communication, Inc.                       1,000,000           5.1%
West Palm Beach, Florida


(*) Mr. Haryman owns 2,520,000 shares directly and 280,000 shares are owned by Mr. Haryman's wife and thus are deemed beneficially owned by him.



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

        The Articles of Incorporation and Articles of Amendment to the Articles of Incorporation and By-Laws of the Registrant were pre-filed as Exhibits 3-1, 3.2, and 3.3, respectively, to the registrant's Form 10-KSB, for the fiscal year 1995, under the Securities and Exchange Act of 1934, filed April 1, 1998, with the Securities and Exchange Commission and are incorporated herein by reference.

(10) MATERIAL CONTRACTS. Some of the Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Act of 1934, filed April 1, 1998 with the Securities and Exchange Commission. The Contracts for the sale of ITC and the purchases of Hospitality Telecom Corp (formerly Mic Mac Investments, Inc.)and Cambridge Gas Transport Corporation, were included in Phoenix's 10-KSB for the year ended May 31, 1998 and are incorporated herein by reference.

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

                                SIGNATURES
                                ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on January 12, 2000.

PHOENIX INTERNATIONAL INDUSTRIES, INC.

By:/s/Gerard Haryman
   ---------------------------------
   Gerard Haryman President and CEO


     In accordance with the requirements of tile Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on, the dates indicated,

SIGNATURE               TITLE                           DATE
---------               -----                           ----

/s/ Gerard Haryman
----------------------
Gerard Haryman          President, CEO, acting CFO
                        and Chairman of the Board       May 31, 2000

/s/ Thomas Donaldson
-----------------------
Thomas Donaldson        Vice President, Secretary       May 31, 2000
                        and Director


Timothy Palmer          Director                        May 31, 1999

                  PHOENIX INTERNATIONAL INDUSTRIES, INC.

                    CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2000

                     WIESENECK, ANDRES & COMPANY, P.A.
                       Certified Public Accountants
                      772 U.S. HIGHWAY 1, SUITE 200
                     NORTH PALM BEACH, FLORIDA  33408
                             (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                          FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida







                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Phoenix International Industries, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Phoenix International Industries, Inc. and subsidiaries as of May 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of May 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has accumulated losses of approximately $9,300,000 as of May 31, 2000, has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in
Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




     /s/Wieseneck, Andres & Company, P.A.

August 11, 2000

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2000


CAPTION>


                             ASSETS
                                                      2000          1999
                                                  -----------    -----------

Current Assets
  Cash                                            $    46,905     $  127,776
  Accounts receivable net of allowance for
    doubtful accounts of $5,000.                      331,654           -
  Refundable deposit                                  110,000        200,000
  Loans receivable                                     15,000         20,526
  Other current assets                                 61,765          8,000
                                                  -----------    -----------
                Total Current Assets                  565,324        356,302
                                                  -----------    -----------

Property and Equipment
  Property and equipment, net of $91,792
  and $5,906 accumulated depreciation                 624,807         13,345
                                                  -----------    -----------
Other Assets
  Reorganization value in excess of amounts
    allocable to identifiable assets                  678,351           -
  Goodwill, net of $60,195 accumulated
    amortization                                         -            84,141
  Other assets                                          8,929          2,376
                                                  -----------    -----------
                Total Other Assets                    687,280         86,517
                                                  -----------    -----------
                   Total Assets                   $ 1,877,411    $   456,164
                                                  ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2000


CAPTION>

        LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                     2000          1999
                                                  -----------    -----------

Current Liabilities
  Accounts payable                                    976,979     $  110,119
  Accrued expenses                                     80,711          7,500
  Loans payable                                       611,199           -
  Notes payable - current portion                     250,000           -
                                                  -----------    -----------
      Total Current Liabilities                     1,918,889        117,619
                                                  -----------    -----------
Long-Term Debt
  Long-term debt - net                              1,170,820           -
  Loan payable stockholder                            558,820        536,292
                                                  -----------    -----------
      Net Long-Term Debt                            1,729,640        536,292
                                                  -----------    -----------

Commitments and Contingencies

Stockholders' Deficit
  Preferred stock, $.001 par value: 5,000
    shares authorized: no shares outstanding
  Common stock, $.001 par value: 20,000,000
    shares authorized 19,353,847. Issued and
    outstanding                                        19,354         12,139
  Additional paid-in-capital                        7,543,466      5,996,046
  Accumulated deficit                              (9,333,938)    (6,205,932)
                                                  -----------    -----------
      Total Stockholders' Deficit                  (1,771,118)      (197,747)
                                                  -----------    -----------
           Total Liabilities and
             Stockholders' Deficit                $ 1,877,411    $   (80,128)
                                                  ===========    ===========






The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2000 and 1999

                                                     2000          1999
                                                  -----------    -----------

Revenues                                          $ 1,748,220     $       30

Cost of Sales                                       1,641,892           -
                                                  -----------    -----------
Gross Profit                                          106,328             30
                                                  -----------    -----------
Operating Expenses
  Selling, general and administrative               2,268,997      1,093,048
  Loan Facility Fees                                  678,000           -
  Depreciation and amortization                        87,141         44,429
  Write off of, and impairment of
    goodwill, HDX                                      65,594         30,000
                                                  -----------    -----------
      Total Operating Expenses                      3,099,732      1,167,477
                                                  -----------    -----------
      Operating Loss                               (2,993,404)    (1,167,447)
                                                  -----------    -----------

Other Income and Expense
  Interest income                                      20,000          2,044
  Interest expense                                   (154,602)          -
                                                  -----------    -----------

Loss Before Income Taxes                           (3,128,006)    (1,165,403)

Provision For Income Taxes                               -              -
                                                  -----------    -----------
Loss From Continuing Operations                    (3,128,006)    (1,165,403)
                                                  -----------    -----------

Discontinued Operations
  Income from discontinued operations                    -            73,417
                                                  -----------    -----------
Net Loss                                          $(3,128,006)   $(1,091,986)
                                                  ===========    ===========

Loss Per Share

  Loss from continuing operations                      $(0.18)        $(0.11)
                                                  ===========    ===========

  Net loss                                             $(0.18)        $(0.11)
                                                  ===========    ===========
  Weighted average common shares                   17,349,553     10,209,834
                                                  ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended May 31, 2000 and 1999

                                  COMMON STOCK
                                  ------------
                                                       ADDITIONAL
                            Number of                   PAID IN       ACCUMULATED     STOCKHOLDERS'
                             Shares      PAR VALUE      CAPITAL         DEFICIT        DEFICIENCY
                           -----------   ---------     ----------     -----------     ------------

Balance, May 31, 1998        8,622,028   $   8,622     $4,988,045     $(5,113,946)    $  (117,279)
Cancellation of ITC         (1,413,000)     (1,413)      (301,789)           -           (303,202)
Rescission of restricted
  stock                       (230,334)       (230)            92            -               (138)
Issuance of stock for
  services rendered             60,000          60         33,191            -             33,251
Issuance of stock to CEO
  in lieu of compensation    2,400,000       2,400        297,600            -            300,000
Issuance of stock to
  officer in lieu of
  compensation                 250,000         250         31,000            -             31,250
Sale of stock                2,400,000       2,400        947,957            -            950,357
Issuance of stock to TCCF       50,000          50           (50)            -               -
Net Loss                          -           -              -         (1,091,986)     (1,091,986)
                           -----------   ---------     ----------     -----------     ------------
 Balance, May 31, 1999      12,138,694      12,139      5,996,046      (6,205,932)        (197,747)

Sale of common stock         2,565,153       2,565        778,820            -             781,385
Issuance of stock for
  services rendered            150,000         150         95,100                           95,250
Issuance of stock for
  loan facility fees         2,000,000       2,000        676,000                          678,000
Stock issued as
  collateral for note        3,000,000       3,000         (3,000)                            -
Recission of HDX
  stock                       (500,000)       (500)           500            -                -
Net Loss                                                               (3,128,006)      (3,128,006)
                           -----------   ---------     ----------     -----------     ------------
 Balance, May 31, 2000      19,353,847      19,354      7,543,466      (9,333,938)      (1,771,118)





The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2000 and 1999


                                                            2000          1999
                                                        -----------    ------------
Cash Flows From Operating Activities
  Net Loss                                              $(3,128,006)    $(1,091,986)
    Adjustments to reconcile net loss to
      net cash used in operating activities
      Add items not requiring outlay of cash:
        Depreciation and amortization                        87,141          44,429
        Loss from write off and partial
          impairment of goodwill, HDX                        65,594          30,000
        Expenses paid by issuance of common stock           773,250         364,501
        Bad debts                                            48,850            -
        Loss on Sale of Assets                               13,951            -
        Other                                                  -              1,577
      Cash was provided by
        Decrease in accounts receivable - net                  -             44,251
        Decrease refundable deposit                         100,000            -
        Decrease in loan receivable                           5,526            -
        Increase in accounts payable                        976,979          41,255
        Increase in accrued liabilities                      73,211           2,612
      Cash was used in
        Increase in accounts receivable - net              (331,654)           -
        Increase in other current assets                       -             (4,697)
        Increase in refundable deposits                        -           (200,000)
        Increase in loans receivable                           -            (20,526)
        Increase in other assets                             (6,553)         (2,376)
                                                        -----------     -----------
            Net Cash Flows Used in Operating
            Activities                                   (1,321,711)       (790,960)
                                                        -----------    ------------
Cash Flows From Investing Activities
  Purchase of equipment                                     (10,555)           -
  Proceeds from sale of equipment                             4,000            -
                                                        -----------    ------------
            Net Cash Flows Used in Investing
            Activities                                       (6,555)           -

Cash Flows From Financing Activities
  Proceeds from sale of stock                               895,310         950,357
  Proceeds from notes payable                               628,000            -
  Proceeds from loans payable                               611,199            -
  Payments on notes to trustee                             (686,656)           -
  Repayment of loan to stockholder - net                    (35,722)        (34,663)
                                                        -----------    ------------
             Net Cash Flows Provided by
             Financial Activities                         1,412,131         915,694
                                                        -----------    ------------




The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2000 and 1999



                                                            2000          1999
                                                        -----------    ------------

Net Increase(Decrease) in Cash                              (80,865)        124,734

Cash at Beginning of Year                                   127,770           3,042
                                                        -----------    ------------
Cash at End of Year                                     $    46,905    $    127,776

Supplemental Disclosures
------------------------

Noncash Transaction
  Issuance of common stock for services rendered        $    95,250    $     33,251
  Issuance of common stock in lieu of officers
    compensation                                               -            331,250
  Rescind issuance of common stock for the
    purchase of ITC                                            -           (303,202)
  Issuance of common stock of TCCF                             -                  1
  Issuance of common stock as collateralization
    of loan                                                       1            -
  Issuance of common stock as payment for loan
    "facility fees"                                         678,000            -

Cash Received and Paid During the Year for:
  Interest income                                            10,000           2,044
  Interest expense                                          (47,219)           -
  Income taxes                                                 -               -







The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies and General
         Matters
         ------------------------------------------------------

Organization
------------

Phoenix International Industries, Inc., (the Company), and subsidiaries purchase wholesale long distance and local telecommunication services and resells these services to its customers throughout the United States. The Telephone Company of Central Florida (TCCF), a wholly owned subsidiary, was acquired during the year ended May 31, 2000 as a reorganized debtor to facilitate these activities.

The Officers of the Company and HDX mutually agreed on March 20, 2000 to exchange the stock and records of HDX for all shares of stock issued by the Company to HDX at its acquisition in July 1997.

During 1999, the Company discontinued its investment services provided by Mic Mac (see Note 3).

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

Revenue is generally recognized when services are performed.

Goodwill
--------

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

Property and Equipment
----------------------

Property and equipment are stated at cost. The Company provides for depreciation over the estimated useful lives of the related assets, which range from five to twelve years, primarily using the straight-line method.

Income Taxes
------------

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies and General
         Matters (continued)
         ------------------------------------------------------

Earnings (Loss) Per Share
-------------------------

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

The weighted average common shares outstanding during the years ended May 31, 2000 and 1999 were 17,349,553 and 10,209,834 respectively.

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of accounts receivable, accounts payable, accrued expenses and loan payable to related party approximate fair value because of the short maturity of these items.

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and refundable deposits. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.


NOTE 2 - Loans Receivable
         ----------------

At May 31, 2000 and 1999, loans receivable consisted of a $15,000. non-interest bearing and non-collateralized loan due on demand from an Officer and Stockholder of the Company.

At May 31, 1999, loans receivable consisted on two additional loans that were non-interest bearing, non-collateralized and are due on demand.


NOTE 3 - Discontinued Operations
         -----------------------

HDX
---

The Company acquired 100% of the outstanding stock of HDX on July 21, 1997, by issuing 500,000 shares of restricted common stock valued at approximately $152,000. The acquisition was accounted for using the purchase method of accounting and accordingly the purchase price was allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the values of net assets acquired was approximately $164,000 and was recorded as goodwill and amortized on a straight-line basis over five years. HDX was a system design company specializing in analyzing the effect of the year 2000 on a company's computer system. The operating results of HDX for the year ended May 31, 1999, is included in continuing operations in the accompanying financial statements. On March 20, 2000, the Officers of both company's mutually agreed to exchange the stock and records of HDX for the 500,000 shares of Phoenix stock initially issued thereby rescinding this relationship. There was no income or expenses recorded for HDX for the year ending May 31, 2000. Approximately $65,000 of unamortized goodwill was charged to expense in the current year.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999

NOTE 3 - Discontinued Operations (continued)
         -----------------------------------

Mic Mac
-------

The Company acquired 100% of the outstanding stock of Mic Mac on April 9, 1998 by issuing 250,000 shares of restricted common stock valued at $55,000. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess purchase price over the value of net assets acquired was $54,000 and was recorded as goodwill and amortized on a straight-line basis over five years. The Company ceased operating in the third quarter of the year ending May 31, 1999 and had a net loss from operations of approximately $2,000 and income from disposal of assets and discontinued operations of approximately $15,500. This income from the disposal was recognized in Discontinued Operations in May 31, 1999.


Note 4  - Allowance for Doubtful Accounts, Bad Debts
          ------------------------------------------

The Company established an allowance for doubtful accounts in the amount of $5,000 for the year ending May 31, 2000. The amounts charged to the allowance for doubtful accounts represents .3% (three tenths of 1%) of sales for the fiscal year ending May 31, 2000. Activity in the allowance for doubtful accounts and bad debt expense are summarized as follows:

                                                            Allowance
                                                           For Doubtful      Bad Debt
                                                             Accounts        Expense
                                                           ------------    -----------
     May 31, 2000 provision for doubtful accounts                 5,000    $     5,000
     Direct write off of account receivable                        -            43,850
                                                           ------------    -----------
                                                           $      5,000    $    48,850
                                                           ============    ===========



Note 5 - Other Current Assets
         --------------------

Other Current Assets at May 31, 2000 and 1999 consisted of the following:

                                             May 31,
                                      ----------------------
                                        2000          1999
                                      --------     ---------

     Deposit on equipment             $ 61,765     $    -
     Prepaid advertising costs            -            8,000
                                      --------     ---------
                                      $ 61,765     $   8,000
                                      ========     =========


NOTE 6 - Business Combinations


The Company acquired 100% of the issued and outstanding voting common stock of TCCF (a reorganized debtor) on July 27, 1999. The consideration and terms are as follows. All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%. In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999


NOTE 6 - Business Combinations (continued)
         ---------------------------------

Confirmation Order and the balance will be deposited in four consecutive semi-annual installments of $100,000 (see Note 10).
The "effective date" of the closing is ten days after the Bankruptcy Court issues the Order of Confirmation.

The United States Bankruptcy Court issued the Order of Confirmation on June 9, 1999. The Bankruptcy Court reserved comprehensive and expansive jurisdiction to resolve any dispute and questions arising in connection with the plan and Confirmation Order. The court has jurisdiction over any remaining cases as discussed in Note 14.

The Company began operating as a Reorganized Debtor using Fresh Start Accounting in compliance with Accounting Statement of Position (SOP) 90-7 on July 28, 1999. Except as expressly provided in the Plan, the Confirmation Order shall discharge any and all debts or claims whatsoever and any prior equity interests in the Company. The assets of the Company were restated to properly reflect their reorganized value, the liabilities subject to compromise and those that are not subject to compromise are segregated and any prior stockholder's equity was eliminated.


NOTE 7 - Property and Equipment
         ----------------------

Property and equipment consists of the following at May 31, 2000 and 1999:


                                                   2000       1999
                                                ---------   ---------
   Computer Equipment                           $ 268,687   $
   Furniture, fixtures and equipment              147,913      24,085
   Software Development                           300,000        -
   Accumulated Depreciation                       (91,793)    (10,740)
                                                ---------   ---------
      Total                                     $ 624,807   $  13,345
                                                =========   =========


NOTE 8 - Loan Payable - Related Party
         ----------------------------

                                                     May 31,
                                                 2000        1999
                                               ---------   ---------
   Notes payable to shareholder
    and Chief Executive Officer,
    noncollateralized and due on
    demand.  Interest is accrued
    at the Applicable Federal Rate
    (AFR) of approximately 6.25%

    Principal                                  $ 536,574   $ 489,635
    Accrued Interest Payable                      58,246      46,657
                                               ---------   ---------
                                               $ 558,820   $ 536,292
                                               =========   =========

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999

NOTE 9 - Accrued Compensation
         --------------------

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


NOTE 10 - Notes Payable
          -------------

Notes payable at May 31, 2000 is as follows:

Two notes payable due to the creditor trust fund.
1) A $500,000, 8% non-collateralized note with
$100,000 payment due semi-annually starting July
26, 1999.  The proceeds from this note are for
paying the allowed general unsecured creditors
(pre-petition accounts payable). This note matures
July 26, 2001 and 2) A $300,000, 8% non-
collateralized note with semiannual payments of
$25,000 starting July 26, 1999.  The proceeds from
this note are for paying allowed priority tax
claims. This note matures July 26, 2005.                          $670,820

A 13% $750,000 note due July 21, 2000 with interest
payable quarterly.  The note was renewed, in
accordance with the terms of the note, for an
additional twelve months by giving written notice
prior to maturity.  The note is collateralized by
3,000,000 shares of the company's stock issued to the
lender in accordance to the terms of a pledge and
security agreement.  The lender has an option to
purchase the 3,000,000 pledged shares at any time for
a period of two years from the date of the pledge for
 .36c per share.  An additional 1,000,000 shares were
issued to the lender at inception of the loan as
payment for a "facility fee".                                      750,000
                                                                ----------
                                Total Long Term Debt             1,420,820
                                Less Current Portion               250,000
                                                                ----------
                                Net Long Term Debt              $1,170,820
                                                                ==========

NOTE 11 - Loans Payable
          -------------

At May 31, 2000, the company is obligated to the following loans payable:

Two non-interest bearing, non-collateralized loans
due on demand to current employees and stockholders
of the company.                                                 $ 103,722

A non-interest bearing, non-collateralized loan due
on demand to a related company of the Chief Executive
Officer.                                                          208,419

Two non-interest bearing, non-collateralized loans due
on demand.                                                        299,058
                                                                ---------
                             Total Loans Payable                $ 621,199
                                                                =========

NOTE 12 - Income Taxes
          ------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999

NOTE 12 - Income Taxes (continued)
          ------------------------

                                             May 31, 2000     May 31, 1999
                                             -----------      ------------
                                                (000)            (000)

    Loss carry forward for tax purposes         $ 5,448         $ 2,320
                                                =======         =======

    Deferred tax asset (34%)                    $ 1,852         $   789
    Valuation allowance                          (1,852)           (789)
                                                -------         -------
    Net deferred tax asset                      $   -           $   -
                                                =======         =======


At May 31, 2000, the Company had federal income tax net operating loss carry forward of approximately $5,420,000 which will expire through the year 2020.

         Year of Expiration            Amount
         ------------------         -----------
                2009                $    43,000
                2010                    308,000
                2011                    166,000
                2012                    193,000
                2013                    850,000
                2019                    760,000
                2020                  3,100,000


In addition, the Company is reviewing its ability to utilize certain net operating losses prior to the Company's emergence from bankruptcy in 1994. These losses have not been reflected in arriving at the net operating loss carry forwards in the calculation of the deferred tax assets.

As disclosed in Note 9, the Company has incurred compensation to its chief executive and chief operating officers. Generally, until the restricted common stock issued in lieu of compensation becomes substantially vested in the employee, the company cannot claim a compensation deduction. Such compensation aggregating for 2000 is $0 and for 1999 is $331,250.


NOTE 13 - Business Segments
          -----------------

The Company's reportable segments are strategic business units that offer different products or services. The Company has four reportable segments: computer consulting, investment, telecommunications services, and acquisition services. The accounting of the segments is the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers.

The following is a summary of segment activity:

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999

NOTE 13 - Business Segments (continued)
          -----------------------------

                                   COMPUTER        INVESTMENT
                                  CONSULTING        SERVICES       TELEPHONE     ACQUISTION
                                (DISCONTINUED)   (DISCONTINUED)     SERVICES      SERVICES        TOTALS
                                --------------   --------------    ----------    -----------    -----------
MAY 31, 1999
Revenues                        $         30     $    54,109       $       --    $        --    $    54,139
Interest income                           --              --               --          2,044          2,044
Interest expense                          --              92               --             --             92
Depreciation and amortization             --              --               --         74,429         74,429
Segment profit (loss)                     --              --               --     (1,131,857)
Income from discountinued
  operations                         (33,546)         13,417               --         60,000     (1,091,986)
Segment assets                         4,434              --               --        451,730        456,164

MAY 31, 2000
Revenues                        $         --     $        --       $ 1,748,218   $        --     $ 1,748,218
Interest income                           --              --            20,000            --          20,000
Interest expense                          --              --               643       153,959         154,602
Depreciation and amortization             --              --            84,557         2,584          87,141
Segment profit (loss)                     --              --        (1,693,295)   (1,434,711)     (3,128,006)
Segment assets                            --              --         1,695,790       181,621       1,877,411



NOTE 14 - Commitments and Contingencies
          -----------------------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in
September 2001.   Rent expense for the years ended May 31, 2000 and
1999 was $42,400 of which $17,667 was accrued in Year 2000.

The Company is obligated for the lease of an automobile for 36 months with monthly payments of $508. The lease expires in December 2001.

A suit has been filed against the Company for nonpayment of occupancy lease payments for a facility that was vacated by the Company in November 1995. The outcome of the litigation is not determinable at this time.

A suit has been filed by the Company in an attempt to recover past due promissory notes in excess of $290,000. The outcome of the litigation is not determinable at this time.

A suit has been filed against the Company involving breach of contract of an alleged consulting agreement. The outcome of the litigation is not determinable at this time.

A suit has been filed against the Company involving breach of contract by the Company regarding the transfer of stock to the previous owners of the Mic Mac Investments, a corporation that was purchased by the Company. The Company is currently entered into settlement negotiations.

NOTE 15 - Going Concern
          -------------

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses in the last two years aggregating approximately $4,200,000 and, as of May 31, 2000, has a deficit of approximately $9,300,000 and insufficient working capital.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999

NOTE 15 - Going Concern (continued)
          -------------------------

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

The Company believes that its recent acquisitions will become profitable in the future and will generate future cash flows. However, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition and provide temporary working capital in the U.S. and foreign equity markets. In addition, the Company's chief executive officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.

NOTE 16 - Subsequent Events
          -----------------

The Company entered into an "Agreement and Plan of Share Exchange" on July 28, 2000 to acquire Moye and Associates, Inc., (Moye), a Georgia Corporation. Moye provides Internet Service, specializing in DSL and web page design, to commercial/residential customers throughout the United States. Moye also provides computer sales and service throughout the State of Georgia. The agreement contemplates a tax free exchange of 600 shares of the Company's common stock for each outstanding share of common stock of Moye. Approximately 600,000 shares of the Company's common stock will be issued. The following is Moye's condensed unaudited statement of assets, liabilities and stockholder's equity - income tax basis - and statement of revenues, expenses and retained earnings - income tax basis - for the six months ended June 30, 2000:

                Statement of Assets, Liabilities
           and Stockholder's Equity - Income Tax Basis

                                                   June 30, 2000
                                                    (unaudited)
                                                   -------------

        Assets                                     $         --
                                                   =============
        Liabilities                                $      54,000
        Stockholder's Equity                             (54,000)
                                                   -------------
            Total Liabilities and
              Stockholder's Equity                 $          --
                                                   =============


                 Statement of Revenues, Expenses
            and Retained Earnings - Income Tax Basis

                                                   Six Months Ended
                                                     June 30, 2000
                                                   ----------------

        Revenues                                   $     176,000
        Cost of Sales                                     51,000
                                                   -------------
           Gross Profit                                  125,000
        Expenses                                        (130,000)
        Net Loss                                   $    (  5,000)
                                                   =============