Form 10QSB
period 2000-08-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2000-10-20
CIK 800401

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 Form 10-QSB
                                  (Mark one)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: August 31, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ____________ to _____________

                        Commission file number: 000-17058

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

           Florida                                       59-2564162
-------------------------------                ------------------------------
(State or other jurisdiction of                (IRS Employer incorporation or
        organization)                               Identification No.)

                 1750 Osceola Drive, West Palm Beach, FL 33409
                 ---------------------------------------------
                  (Address of principal executive offices)

                                (561) 688-0440
                         ---------------------------
                         (Issuer's telephone number)


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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 21,108,460 shares outstanding as of October 3, 2000.

        Transitional Small Business Disclosure Format: Yes [ ] No [X]

             PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                                    INDEX

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

Financial Information

     Financial Statements:

     Independent Accountant's Report                                    1

     Consolidated Balance Sheets as of August 31, 2000 and 1999         2

     Consolidated Statements of Operations for
       the three month period ended August 31, 2000 and 1999            3

     Consolidated Statements of Stockholders' Deficit
       for the three month period ended August 31, 2000 and 1999        4

     Consolidated Statements of Cash Flows for
       the three month period ended August 31, 2000 and 1999            5

     Notes to the Consolidated Financial Statements                     7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS.                        13

PART II:  OTHER INFORMATION                                            14

          SIGNATURE                                                    15

                      WIESENECK, ANDRES & COMPANY, P.A.
                         Certified Public Accountants
                        772 U.S. HIGHWAY 1, SUITE 200
                       NORTH PALM BEACH, FLORIDA  33408
                               (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                          FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida


                        Independent Accountant's Report
                        -------------------------------

To the Board of Directors and Stockholders
Phoenix International Industries, Inc.

We have reviewed the accompanying Balance Sheets of Phoenix International Industries, Inc. and consolidated subsidiaries as of August 31, 2000 and May 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three-month periods ended August 31, 2000 and 1999. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has accumulated losses of approximately $9.6 million as of August 31, 2000 has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


        Wieseneck, Andres & Company, P.A.

October 17, 2000

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                   ASSETS
                                                              (000's omitted)
                                                       August 31, 2000     May 31, 2000
                                                       ---------------   ---------------

Current Assets
  Cash                                                 $         244     $          40
  Accounts receivable net of allowance for
    doubtful accounts of $5,000                                  442               332
  Refundable deposit                                             110               110
  Other current assets                                            77                77
                                                       -------------     -------------
        Total Current Assets                                     873               559
                                                       -------------     -------------

  Property and equipment, net                                    764               624
  Reorganization value in excess of amounts
    allocable to identifiable assets, net of
    $4,000 accumulated amortization                              674               678
  Goodwill                                                       110               102
  Other assets                                                     9                 9
                                                       -------------     -------------
        Total Assets                                   $       2,430     $       1,972
                                                       =============     =============


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                     $         883     $         994
  Loan payable                                                   630               611
  Note payable - current portion                                 250               250
  Accrued and other liabilities                                  170               117
                                                       -------------     -------------
        Total Current Liabilities                              1,933             1,972

  Note payable, related party                                    528               559
  Note payable, other                                          1,184             1,171
                                                       -------------     -------------
        Total Liabilities                                      3,645             3,702
                                                       -------------     -------------

Stockholders' Deficit
  Preferred stock, $0.001 par value: 20,000,000
    shares authorized: no shares outstanding                       -                 -
  Common stock, $0.001 par value; 200,000,000
    shares authorized:                                            20                19
    20,194,047 and 19,353,847 shares issued and
    outstanding
  Additional paid-in-capital                                   8,757             7,585
  Accumulated deficit                                         (9,992)           (9,334)
                                                       -------------     -------------
        Total Stockholders' Deficit                           (1,215)           (1,730)
                                                       -------------     -------------

        Total Liabilities and Stockholders' Deficit    $       2,430     $       1,972
                                                       =============     =============




See accompanying notes and accountants report

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                       (000's omitted)
                                                       Three Months Ended
                                                 ----------------------------------
                                                 August 31, 2000    August 31, 1999
                                                 ---------------    ---------------

Revenues                                         $           580    $           452
  Cost of Sales                                              503                273
                                                 ---------------    ---------------
  Gross Profit                                                77                179
                                                 ---------------    ---------------

Operating Expenses
  Selling, general and administrative                        711                393
  Depreciation and amortization                               24                 29
                                                 ---------------    ---------------
        Total Operating Expenses                             735                422
                                                 ---------------    ---------------

Operating Loss                                              (658)              (243)

Income tax benefit (provision)                                 -                  -
                                                 ---------------    ---------------
        Loss from continuing operations                     (658)              (243)
                                                 ---------------    ---------------

Discontinued operations

  Income (loss) from discontinued operations                                   (152)
                                                 ---------------    ---------------
        Net Loss                                 $          (658)   $          (395)
                                                 ===============    ===============
Loss per share

        Loss from continuing operations          $         (0.03)   $         (0.02)
                                                 ===============    ===============

        Net loss                                 $         (0.03)   $         (0.03)
                                                 ===============    ===============

        Weighted average common shares                    19,857             12,139
                                                 ===============    ===============



See accompanying notes and accountants report

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART 1:  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

CAPTION>

                                                                       Total
                                     Shares       Common Stock     Additional Paid     Retained      Stockholders'
                                  Outstanding   Par Value $.001      in Capita         Earnings         Equity
                                  -----------   ---------------   ---------------   --------------   --------------

Balance, May 31, 2000              19,353,847   $        19,354   $     7,543,466   $  (9,333,938)   $  (1,771,118)
                                                                                                               -
Cash received for stock issued                                                                                 -
  in a prior period                                                       758,500                          758,500
                                                                                                               -
Stock Issued for services             240,200               240            92,466                           92,706

Purchase of Best Net                  200,000               200            63,200                           63,400
                                                                                                               -
Sale of common stock                  400,000               400           299,600                          300,000
                                                                                                               -
Net Loss                                                                                 (658,222)        (658,222)
                                  -----------   ---------------   ---------------   -------------    -------------
Balance, August 31, 2000           20,194,047   $        20,194   $     8,757,232   $  (9,992,160)   $  (1,214,734)
                                  ===========   ===============   ===============   =============    =============




See Accompanying Notes and Accountant's Report

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                      (000's omitted)
                                                                     Three Months Ended
                                                           -------------------------------------
                                                           August 31, 2000       August 31, 1999
                                                           ---------------       ---------------

Cash Flows From Operating Activities
  Net Income                                               $         (658)       $         (395)
      Add items not requiring outlay of cash:
         Depreciation and amortization                                 24                    29
         Writeoff of investment in HDX                                  -                   152
         Stock issued in payment for expenses                          93                     -
         Cash was provided by
         Decrease in accounts receivable, net                           -                   225
         Decrease in other current assets                               -                     8
         Decrease in other assets                                       -                   101
         Increase in accrued liabilities                               53                    74
         Cash was used in
         Increase in account receivable                              (110)                    -
         Increase in prepaid expenses                                   -                    (7)
         Increase in refundable deposits                                -                   (99)
         Decrease in accounts payable                                 (53)
         Decrease in accrued liabilities                                -                  (564)
                                                           --------------        --------------
           Net Cash Used in Operating Activities                     (651)                 (476)
                                                           --------------        --------------
Cash Flows From Investing Activities
  Acquisition of property and equipment                              (205)                    -
                                                           --------------        --------------

Cash Flows From Financing Activities
  Proceeds from borrowings                                             32                   628
  Proceeds from loan from related party                                 -                    31
  Receipts from loans receivable                                        -                    38
  Proceeds from sale of stock                                       1,059                     -
  Repayment of loan payable related party                             (31)                    -
  Payment of loans payable                                                                 (329)
                                                           --------------        --------------
    Net Cash Provided by (used in) Financing Activities             1,060                   368
                                                           --------------        --------------

                                                                      204                  (108)
Net Increase (Decrease) in Cash                                        40                   127
                                                           --------------        --------------
Cash at Beginning of Year                                  $          244        $           19
Cash at End of Year                                        ==============        ==============





See accompanying notes and accountants report

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                (000's omitted)
                                               Three Months Ended
                                        -----------------------------------
                                        August 31, 2000     August 31, 1999
                                        ---------------     ---------------

Supplemental Disclosures
------------------------

  Cash Paid during the Year for

    Interest Income                                   -                 144
    Interest Expense                                  -                   -
    Income taxes                                      -                   -




See accompanying notes and accountants report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies and General Matters
-----------------------------------------------------------------------

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

The company acquired Moye and Associates, Inc., a computer consulting firm, in July, 2000. The consulting services provided by Moye and Associates are primarily to commercial businesses in the Southeastern United States.

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies and General Matters
-----------------------------------------------------------------------
(continued)
-----------

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

The weighted average common shares outstanding during the years ended August 31, 2000 and August 31, 1999 were 20,194,047 and 12,138,694 respectively.

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


NOTE 2 - Allowance for Doubtful Accounts, Bad Debts
---------------------------------------------------

The Company established an allowance for doubtful accounts in the amount of $5,000 for the year ending May 31, 2000. The amounts charged to the allowance for doubtful accounts represented .3% (three tenths of 1%) of sales for the fiscal year ending May 31, 2000. There were no changes to the allowance account for the period ended August 31, 2000.

NOTE 3 - Property and Equipment
-------------------------------

Property and equipment consists of the following at August 31, 2000 and 1999:


                                        August 31,2000     May 31, 2000
                                        --------------    -------------

Computer Equipment                      $      351,446    $      268,687
Furniture, fixtures and equipment              204,332           147,913
Software Development                           366,670           300,000
Accumulated Depreciation                      (158,342)          (91,793)
                                        --------------    --------------
  Total                                 $      764,106    $      624,807
                                        ==============    ==============




NOTE 4 - Other Current Assets
-----------------------------

At August 31, 2000 and May 31, 2000, loans receivable consisted of a $15,000. non-interest bearing and non-collateralized loan due on demand from an Officer and Stockholder of the Company.

Other current assets consisted of $61,000 of various deposits.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Business Combinations
------------------------------

        (1) The Company acquired 100% of the outstanding common stock (1,000 shares) of Moye & Associates, Inc. (doing business as BEST NET(Best Net), which is incorporated in the state of Georgia, on July 28, 2000. The shareholders' of Best Net are to receive 600 shares of the Company's stock for each common share of Best Net held; 200,000 shares of the Company's stock are issued at closing, 200,000 shares are to be delivered 135 days after closing, December 12, 2000, and the remaining 200,000 will be issued 270 days from the closing, approximately April 28, 2001. The business combination was accounted for by the purchase method

        (2) The Company acquired 100% of the issued and outstanding voting common stock of TCCF (a reorganized debtor) on July 27, 1999. The consideration and terms are as follows. All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%. In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the Confirmation Order and the balance will be deposited in four consecutive semi-annual installments of $100,000 (see Note
             10). TCCF began operating as a Reorganized Debtor using Fresh Start Accounting in compliance with Accounting Statement of Position (SOP) 90-7 on July 28, 1999. Except as expressly provided in the Plan, the Confirmation Order shall discharge any and all debts or claims whatsoever and any prior equity interests in the Company. The assets of TCCF were restated to properly reflect their reorganized value, the liabilities subject to compromise and those that are not subject to compromise are segregated and any prior stockholder's equity was eliminated.


NOTE 6 - Loans Payable
----------------------

At August 31, 2000, the company is obligated to the following loans payable:

     Two non-interest bearing, non-collateralized loans
     due on demand to current employees and stockholders
     of the company.                                               $  92,500

     A non-interest bearing, non-collateralized loan due
     on demand to a related company of the Chief Executive
     Officer.                                                        238,419

     Two non-interest bearing, non-collateralized loans
     due on demand.                                                  299,058
                                                                    --------
                                             Total Loans Payable    $629,977



NOTE 7 - Loan Payable - Related Party
-------------------------------------

The notes payable to shareholder and Chief Executive Officer is noncollaterized and due on demand. Interest is accrued at the Applicable Federal Rate (AFR) of approximately 6.25%


     Principal                          $     500,574         $     500,574
     Accrued Interest Payable                  27,110                58,246
                                        -------------         -------------
     Total                              $     527,684         $     558,820
                                        =============         =============

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Notes Payable
----------------------

Notes payable at August 31, 2000 is as follows:

        Two notes payable due to the creditor trust fund. 1)
        A $500,000, 8% non-collateralized note with $100,000
        payment due semi-annually starting July 26, 1999.
        The proceeds from this note are for paying the
        allowed general unsecured creditors (pre-petition
        accounts payable). This note matures July 26, 2001
        and 2) A $300,000, 8% non-collateralized note with
        semiannual payments of $25,000 starting July 26,
        1999.  The proceeds from this note are for paying
        allowed priority tax claims. This note matures July
        26, 2005. Accrued interest payable included in
        principal at August 31, 2000 is $13,146.                   $  684,236

        A 13% $750,000 note due July 21, 2000 with interest
        payable quarterly.  The note was renewed, in
        accordance with the terms of the note, for an
        additional twelve months by giving written notice
        prior to maturity.  The note is collateralized by
        3,000,000 shares of the company's stock issued to the
        lender in accordance to the terms of a pledge and
        security agreement.  The lender has an option to
        purchase the 3,000,000 pledged shares at any time for
        a period of two years from the date of the pledge for
        .36c per share.  An additional 1,000,000 shares were
        issued to the lender at inception of the loan as
        payment for a "facility fee".                                 750,000
                                                                   ----------
                                        Total Long-Term Debt        1,434,236
                                        Less Current Portion          250,000
                                                                   ----------
                                        Net Long-Term Debt         $1,184,236
                                                                   ==========
NOTES 9 - Income Taxes
----------------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                                August 31, 2000
                                                ---------------
                                                     (000)

       Loss carry forward for tax purposes      $        5,880
                                                ==============

       Deferred tax asset (34%)                 $        1,972
       Valuation allowance                              (1,972)
                                                --------------
       Net deferred tax asset                   $            -
                                                ==============




At August 31, 2000, the Company had federal income tax net operating loss carry forward of approximately $5,800,000 which will expire through the year 2020.


                2009             $          43,000
                2010                       308,000
                2011                       166,000
                2012                       193,000
                2013                       850,000
                2019                       760,000
                2020                     3,100,000
                2021                       358,000

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company is reviewing its ability to utilize certain net operating losses prior to the Company's emergence from bankruptcy in 1994. These losses have not been reflected in arriving at the net operating loss carry forwards in the calculation of the deferred tax assets.

NOTE 10 - Business Segments
---------------------------

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

The following is a summary of segment activity:

                                   Computer
                                   Consulting
                                   (Dis-           Computer        Telephone       Acquistion
                                   continued)      Consulting      Services        Services        Totals
August 31, 2000                    --------------------------------------------------------------------------
---------------

Revenues                            $      -       $    90,204   $    486,769      $     -      $    576,973
Interest income                            -               -            2,800            638           3,438
Interest expense                           -             2,092            104         48,837          51,033
Depreciation and amortization              -                           23,871            900          24,771
Segment profit (loss)                                   10,823       (485,499)      (183,546)       (658,222)
Segment assets                             -             7,631      2,067,492        354,920       2,430,043


August 31, 1999
---------------
Revenues                            $      -       $       -     $     79,884      $     -      $    451,565
Interest income                            -               -              -              144             144
Interest expense                           -               -            3,986            -             3,986
Depreciation and amortization              -             7,612         21,000            -            28,612
Loss from discontinued operations     (152,000)                           -              -          (152,000)
Segment profit (loss)                 (152,000)         (2,751)      (127,938)      (112,043)       (394,732)
Segment assets                             -             6,990      1,419,487        329,409       1,877,411




NOTE 11 - Commitments and Contingencies
---------------------------------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual
rental of approximately $40,000, expires in September 2001.   Rent expense for
the three month periods ended August 31, 2000 and 1999 was $10,600 of which $10,600 was accrued at August 31, 2000.

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A suit has been filed against the Company involving breach of contract by the Company regarding the transfer of stock to the previous owners of the Mic Mac Investments, a corporation that was purchased by the Company. The Company is currently entered into settlement negotiations.

NOTE 12 - Going Concern
-----------------------

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses in the last two years aggregating approximately $4,500,000 and, as of August 31, 2000, has a deficit of approximately $9,600,000 and insufficient working capital.

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

RESULTS OF OPERATIONS

   	Phoenix International Industries, Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended May 31, 2000, which was filed with the SEC.

   	During the Company's three month period ended August 31, 2000, the Company incurred net losses of $658,000 compared to net losses of $395,000 for the comparable three month period for the preceding year.

   	The Company reported revenues of $580,000 for the three month period ended August 31, 2000 compared to revenues of $452,000 for the three month period ended August 31, 1999. These revenues resulted from telecommunication service sales generated by Phoenix's affiliate Telephone Company of Central Florida, Inc.("TCCF"), and The Best.Net, as disclosed in the combined financial statement which is included in this filing.

   	The Company, during the three month period ended August 31, 2000 executed an exchange of stock agreement and acquired 100% of Moye & Associates (aka "The Best. Net"), a Georgia Corporation based on St. Simons Island. The Best Net is an Internet Service Provider (ISP) with over 2,500 customers, a computer sales and service company and also has an e-commerce site on the Internet.

   	The Company, based upon the representations received from TCCF, believes that prior to the end of fiscal 2001, TCCF will become profitable due to continued increasing revenues from operations primarily as it increases its subscriber base for its telecommunications business. The acquisition by Phoenix of companies like The Best. Net is an excellent example of how Phoenix can assist TCCF in expanding its customer base. TCCF and The Best Net have already begun "cross-selling" their respective services to each others customers.

   	The Company, during the coming year, will continued to pursue efforts to add additional affiliates or become involved in attractive joint ventures, primarily in the telecommunications industry, in order to generate additional revenue streams for all of its subsidiaries.

   	Although no longer wholly owned by the Company, HDX 9000, Inc.'s President, Timothy Palmer, will continue to serve as a Director of the Company and act as a consultant on an "as needed" basis. Whether there will be any on-going involvement between the Company and its former subsidiary has yet to be decided.

   	The Company's net losses for the three month period ended August 31, 2000, continue to be the result of expenses involved with supporting the day to day operation of TCCF, the expenses of expanding its sales operation during the period and the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation,. The Company incurred non-cash expenses associated with the issuance of 200,000 shares of restricted stock to the former owners of Moye & Associates, Inc. as partial payment for its acquisition, and the assumption of two outstanding loans to the company by its former majority shareholder.

   	In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officers, director and shareholders.

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

   	Also during this reporting period the Company entered into a Secured Convertible Debenture Purchase Agreement consisting of 12% Secured Convertible Debentures, and Common Stock Purchase Warrants, for the initial amount of no less than $2,000,000. This Agreement was constructed in a manner that at the Company's descretion, allows rollovers, additional tranches or other means of raising additional capital beyond the initial $2,000,000. This agreement is with private investors who received the right to register said stock in accordance with the SB-2 registration statement prepared by Phoenix's legal counsel and filed with and accepted by the SEC, and incorporated herein by reference.

	   The Company still continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.


LIQUIDITY AND CAPITAL RESOURCES

   	The Company, at August 31, 2000 had current assets of $873,000 compared to current assets of $559,000 at May 31, 2000. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

   	Based upon the Company's present liquid resources, its present operating expenses, and the commitment of its executive officers to continue to defer most or all of their salaries, and if no new revenues are generated from operations or other sources, the Company will be able to operate for a minimum of three months. However, in the near term, the Company does anticipate a significant increas operating revenues as a result the business developments by TCCF and The Best.Net.

   	The Company's monthly operating expenses during the three month period ended August 31, 2000, does not reflect any salary to Gerard Haryman or Thomas Donaldson, the Company's executive officers, who's salaries have been accrued, but not paid, at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.


PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

   	During the period ended February 29, 2000 the company was served with a lawsuit filed on behalf of the pervious owners of Mic-Mac, Inc. (formerly a wholly owned subsidiary of the Company) the lawsuit demanded the release of the restrictions placed on the 220,000 stock which was received in payment for Mic-Mac, Inc. Additionally, the lawsuit demanded that the contingent balance of the purchase price (250,000 shares of restricted stock) be issued. As a first setp in resolving this issue the company, previous to the first quarter of fiscal 2001, released the restrictions on the 220,000 shares of stock, but still maintains the position that the previous owners are not entitled to any additional stock as the performance clauses in the purchase agreement were not met. This litigation is still in progress and has of yet, not been decided.

   	Additionally, one of the Company's subsidiaries TCCF, is involved in a dispute with one of its former carriers regarding a default in payment for services. The Company believes that the accusation is incorrect and is answering the complaint. TCCF is also involved in litigation with a former billing services supplier, who alleges breech of contract and lack of payment. TCCF maintains the position that the supplier was the one in breech, and is preparing to litigate if necessary.

   The balance of legal proceedings involving the Company are as reported in the company's 10-KSB of May 31, 2000 and incorporated herein by reference.

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

                            PHOENIX INTERNATIONAL INDUSTRIES, INC.
                            (Registrant)



October  19, 2000           By:/s/ GERARD HARYMAN
                               --------------------------------------
                               Gerard Haryman
                               President, Chief Executive Officer and
                               (acting) Chief Financial Officer