Form 10QSB
period 2000-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2001-01-19
CIK 800401

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                Form 10-QSB


        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: November 30,2000
                                            ----------------

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________


                    Commission file number: 000-17058
                                            ---------

                   PHOENIX INTERNATIONAL INDUSTRIES, INC.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

         Florida                                    59-2564162
-------------------------------            -----------------------------
(State or other jurisdiction of            IRS Employer incorporation or
        organization)                             Identification No.)

             1750 Osceola Drive, West Palm Beach, FL 33409
             ---------------------------------------------
                (Address of principal executive offices)

                            (561) 688-0440
                      ---------------------------
                      (Issuer's telephone number)


        ----------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report)


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

       Common Stock, $.001 par value 22,311,859 shares outstanding as of November 30, 2000.


     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                 PHOENIX INTERNATIONAL INDUSTRIES, INC.

                    CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2000

                   PHOENIX INTERNATIONAL INDUSTRIES, INC.


                                   INDEX


Financial Information

   Financial Statements:

      Independent Accountant's Report                                     1

      Consolidated Balance Sheets as of November 30, 2000 and
      May 31, 2000                                                        2

      Consolidated Statements of Operations for the three month
      and six month periods ended November 30, 2000 and 1999              3

      Consolidated Statements of Stockholders' Deficit
      for the six month period ended November 30, 2000                    4

      Consolidated Statements of Cash Flows for the six month
      periods ended November 30, 2000 and 1999                            5

      Notes to the Consolidated Financial Statements                      7

                INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
Phoenix International Industries, Inc.

We have reviewed the accompanying Balance Sheets of Phoenix International Industries, Inc. and consolidated subsidiaries as of November 30, 2000 and May 31, 2000 and the related consolidated statements of operations for the three month and six month periods ending November 30, 2000 and 1999, and the consolidated statement of stockholders' deficit for the six month period from May 30, 2000 through November 30, 2000, and the consolidated statements of cash flows for the six month periods ending November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has accumulated losses of approximately $11 million as of November 30, 2000, has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/Wieseneck, Andres & Company, P.A.


January 17, 2001

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                    (000's omitted)
                                                         November 30, 2000      May 31, 2000
                                                         -----------------      ------------
                        ASSETS

Current Assets
  Cash                                                       $     247            $     40
  Accounts receivable net of allowance
  for doubtful accounts of $5,000 and $8,000                       548                 332
  Refundable deposit                                                90                 110
  Other current assets                                              77                  77
                                                             ---------            --------
      Total Current Assets                                         962                 559
                                                             ---------            --------

Property and equipment, net                                        750                 624
Reorganization value in excess of amounts allocable                                    -
  to identifiable assets, net of $8,000 and $0
  accumulated amortization                                         670                 678
Goodwill                                                           132                  61
Other assets                                                       142                   9
                                                             ---------            --------
      Total Assets                                           $   2,656            $  1,931
                                                             =========            ========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                           $   1,365            $    994
  Loan payable                                                     336                 611
  Note payable - current portion                                   250                 250
  Accrued and other liabilities                                    272                 117
                                                             ---------            --------
      Total Current Liabilities                                  2,223               1,972

Note payable, related party                                        500                 559
Note payable, other                                              3,028               1,171
                                                             ---------            --------
      Total Liabilities                                          5,751               3,702
                                                             ---------            --------

Stockholders' Deficit
  Preferred stock, $0.001 par value: 20,000,000
    shares authorized: no shares outstanding
  Common stock, $0.001 par value; 200,000,000
    shares authorized:                                            -                   -
    22,311,859 and 19,353,847 shares issued
    and outstanding                                                 22                  19
  Additional paid-in-capital                                     8,247               7,544
  Accumulated deficit                                          (11,364)             (9,334)
                                                             ---------            --------
      Total Stockholders' Deficit                               (3,095)             (1,771)
                                                             ---------            --------
      Total Liabilities and Stockholders' Deficit            $   2,656            $  1,931
                                                             =========            ========



See accompanying summary of accounting policies and notes to financial statements

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                    (000s omitted)                         (000s omitted)
                                                  Three Months Ended                      Six Months Ended
                                            -------------------------------------   -------------------------------------
                                            November 30, 2000   November 30, 1999   November 30, 2000   November 30, 1999
                                            -----------------   -----------------   -----------------   -----------------

Revenues                                    $             700   $             467   $           1,280   $             919
Cost of Sales                                             655                 473               1,158                 746
                                            -----------------   -----------------   -----------------   -----------------
Gross Profit                                               45                  (6)                122                 173
                                            -----------------   -----------------   -----------------   -----------------

Operating Expenses
  Selling, general and administrative                   1,260                 171                1971                 564
  Depreciation and amortization                            40                   8                  64                  37
  Interest Expense                                        117                   1                 117                   1
                                            -----------------   -----------------   -----------------   -----------------
      Total Operating Expenses                          1,417                 180               2,152                 602
                                            -----------------   -----------------   -----------------   -----------------

Operating Loss                                         (1,372)               (186)             (2,030)               (429)

Income tax benefit (provision)                           -               -                  -                   -
                                            -----------------   -----------------   -----------------   -----------------
      Loss from continuing operations                  (1,372)               (186)             (2,030)               (429)
                                            =================   =================   =================   =================

Discontinued operations
  Income (loss) from discontinued
    operations                                           -                -                 -                        (152)
                                            -----------------   -----------------   -----------------   -----------------
      Net Loss                              $          (1,372)  $            (186)  $          (2,030)  $            (581)
                                            =================   =================   =================   =================
Loss per share

  Loss from continuing operations           $           (0.06)  $           (0.02)  $           (0.05)  $           (0.02)
                                            =================   =================   =================   =================

  Net loss                                  $           (0.06)  $           (0.02)  $           (0.05)  $           (0.03)
                                            =================   =================   =================   =================

  Weighted average common shares                       21,689              12,139              20,773              12,139
                                            =================   =================   =================   =================







See accompanying summary of accounting policies and notes to financial statements

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART 1:  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)


                                                                                                          Total
                                    Shares        Common Stock      Additional Paid       Retained     Stockholders'
                                  Outstanding    Par Value $.001       in Capital         Earnings        Equity
                                  -----------    ---------------    ---------------    -------------   -------------

Balance, May 31, 2000              19,353,847      $     19,354        $ 7,543,466     $ (9,333,938)   $ (1,771,118)

Cash received for stock issued
  in a prior period                                                         85,000                           85,000

Stock Issued for services             240,200               240             92,466                           92,706

Purchase of Best Net                  200,000               200             63,200                           63,400

Sale of common stock                  400,000               400            299,600                          300,000

Net Loss                                                                                   (658,222)       (658,222)
                                  -----------    ---------------    --------------     ------------    ------------
Balance, August 31, 2000           20,194,047             20,194         8,083,732       (9,992,160)     (1,888,234)
                                  ===========    ===============    ==============     ============    ============

Debt converted to equity            1,644,812             1,645            117,907                          119,552

Stock issued for services             273,000               273             29,757                           30,030

Purchase of Bestnet                   200,000               200             15,600                           15,800

Net Loss                                                                                 (1,371,950)     (1,371,950)
                                  -----------    --------------     --------------     ------------    ------------
Balance, November 30, 2000         22,311,859    $       22,312     $    8,246,996     $(11,364,110)    $(3,094,802)
                                  ===========    ==============     ==============     ============    ============







See accompanying summary of accounting policies and notes to financial statements

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    (000's omitted)
                                                                    Six Months Ended
                                                         ----------------------------------------
                                                         November 30, 2000      November 30, 1999
                                                         -----------------      -----------------

Cash Flows From Operating Activities
  Net Income                                             $          (2,030)      $           (572)
    Add items not requiring outlay of cash:
      Depreciation and amortization                                     64               -
      Stock issued in payment for expenses                             123               -
    Cash was provided by
      Decrease in refundable deposit                                    20               -
      Increase in accounts payable                                     371                    539
      Increase in accrued liabilities                                  155                    166
      Increase in other current liabilities                            743               -
    Cash was used in
      Increase in account receivable                                  (216)                   (99)
      Increase in prepaid expenses                             -                         -
      Increase in other assets                                 -                             (409)
                                                         -----------------      -----------------
        Net Cash Used in Operating Activities                         (770)                  (375)
                                                         -----------------      -----------------

Cash Flows From Investing Activities
  Acquisition of property and equipment                               (190)                  (654)
  Other                                                               (155)                    86
                                                         -----------------      -----------------
        Net Cash Used in Investing Activities                         (345)                  (568)
                                                         -----------------      -----------------
Cash Flows From Financing Activities
  Proceeds from borrowings                                           1,857                    857
  Proceeds from sale of stock                                          385               -
  Repayment of short term notes payable                               (861)              -
  Payment of loans payable                                             (59)              -
                                                         -----------------      -----------------
        Net Cash Provided by (used in)
          Financing Activities                                       1,322                    857
                                                         -----------------      -----------------

Net Increase (Decrease) in Cash                                        207                    (86)
Cash at Beginning of Period                                             40                    127
                                                         -----------------      -----------------
Cash at End of Period                                    $             247      $              41
                                                         =================      =================






See accompanying summary of accounting policies and notes to financial statements

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                    (000's omitted)
                                                                    Six Months Ended
                                                         ----------------------------------------
                                                         November 30, 2000      November 30, 1999
                                                         -----------------      -----------------
Supplemental Disclosures
------------------------

Cash Paid during the Year for
  Interest Income                                                        1                   144
  Interest Expense                                                     173                     1
  Income taxes                                                    -                     -

Non Cash Transactions

  Stock issued for payment of debt                                     119              -
  Purchase of Moye and Associates
   (d/b/a Bestnet) for stock                                            79              -





See accompanying summary of accounting policies and notes to financial statements

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

The company acquired Moye and Associates, Inc., a computer consulting firm and internet service provider, in July, 2000. The consulting services provided by Moye and Associates are primarily to commercial businesses. The internet services are primarily to individual customers in the Southeastern United States. These financial statements have been restated to reflect the inclusion of Bestnet's operations at November 30, 1999 and May 31, 2000.

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



See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies and General Matters (continued)
-----------------------------------------------------------------------

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

The weighted average common shares outstanding during the years ended November 30, 2000 and November 31, 1999 were $21,689,000 and $12,139,000 respectively.

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


NOTE 2- Allowance for Doubtful Accounts, Bad Debts
--------------------------------------------------

The Company established an allowance for doubtful accounts in the amount of $5,000 for the year ending May 31, 2000. The amounts charged to the allowance for doubtful accounts represented .3% (three tenths of 1%) of sales for the fiscal year ending May 31, 2000.

NOTE 3 - Property and Equipment
-------------------------------

Property and equipment consists of the following at November 30, 2000 and May 31, 2000:

                                       November 30, 2000      May 31, 2000
                                       -----------------      ------------

   Computer Equipment                  $     327,699          $   268,687
   Furniture, fixtures and equipment         228,803              147,913
   Software Development                      387,670              300,000
   Accumulated Depreciation                 (193,819)             (91,793)
                                       -------------          -----------
         Total                         $     750,353          $   624,807
                                       =============          ===========

NOTE 4-Other Current Assets
---------------------------

At November 30, 2000 and May 31, 2000, loans receivable consisted of a $15,000. non-interest bearing and non-collateralized loan due on demand from an Officer and Stockholder of the Company.

Other current assets consisted of $61,000 of various deposits.



See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Business Combinations
------------------------------

(1)  The Company acquired 100% of the outstanding common stock
     (1,000 shares) of Moye & Associates, Inc. (doing business as BEST NET (Best Net), which is incorporated in the state of Georgia, on July 28, 2000. The shareholders' of Best Net are to receive 600 shares of the Company's stock for each common share of Best Net held; 200,000 shares of the Company's stock are issued at closing, 200,000 shares are to be delivered 135 days after closing, December 12, 2000, and the remaining 200,000 will be issued 270 days from the closing, approximately April 28, 2001. The business combination was accounted for by the purchase method. These financial statements have been restated to reflect the inclusion of Bestnet's operations at November 30, 1999 and May 31, 2000.

(2) The Company acquired 100% of the issued and outstanding voting common stock of TCCF (a reorganized debtor) on July 27, 1999. The consideration and terms are as follows. All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%. In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the Confirmation Order and the balance will be deposited in eight consecutive quarterly installments of $50,000 (see Note 10). TCCF began operating as a Reorganized Debtor using Fresh Start Accounting in compliance with Accounting Statement of Position (SOP) 90-7 on July 28, 1999. Except as expressly provided in the Plan, the Confirmation Order shall discharge any and all debts or claims whatsoever and any prior equity interests in the Company. The assets of TCCF were restated to properly reflect their reorganized value, the liabilities subject to compromise and those that are not subject to compromise are segregated and any prior stockholder's equity was eliminated.


NOTE 6- Loans Payable
---------------------

At November 30, 2000, the company is obligated to the following loans payable:

    One non-interest bearing, non-collateralized loans due on
    demand to current employees and stockholders of the
    company.                                                     97,878

    A non-interest bearing, non-collateralized loan due on
    demand to a related company of the Chief Executive
    Officer.                                                     10,149

    Two non-interest bearing, non-collateralized loans due
    on demand.                                                  201,180
                                                              ---------
        Total Loans Payable                                   $ 335,942
                                                              =========


NOTE 7 - Convertible Debenture
------------------------------

The Company issued $2 million of 12% secured convertible debentures on June 22, 2000 that matures in December 2001. Interest is payable quarterly commencing on June 30, 2000 and each quarter thereafter while such debentures are outstanding. All overdue and unpaid interest shall entail a late fee at the rate of 15% per annum. The debenture shall be convertible into shares of common stock at the option of the holder, in whole or in part at any time and from time to time, after the original Issue Date. The number of shares of common stock issuable upon a conversion shall be determined by a formula as specified in the agreement. A Holder may not convert debentures or receive shares of common stock as payment of interest to the extent such conversions or receipt of such interest payment would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding shares of common stock. At November 30, 2000, the holder has converted 1,644,812 shares valued at $119,552.





See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8-Loan Payable - Related Party
-----------------------------------

The notes payable to shareholder and Chief Executive Officer is noncollaterized and due on demand. Interest is accrued at the Applicable Federal Rate (AFR) of approximately 6.25%.

                                     November 30, 2000     November 30, 1999
                                     -----------------     -----------------
     Principal                                 500,574               650,979
     Accrued Interest Payable                   19,419                  -
     Total                                     519,993               650,979



NOTE 9 - Notes Payable
----------------------

Notes payable at November 30, 2000 is as follows:

   Two notes payable due to the creditor trust fund. 1) A
   $500,000, 8% non-collateralized note with $100,000
   payment due semi-annually starting July 26, 1999.  The
   proceeds from this note are for paying the allowed
   general unsecured creditors (pre-petition accounts
   payable). This note matures July 26, 2001 and 2) A
   $300,000, 8% non-collateralized note with semiannual
   payments of $25,000 starting July 26, 1999.  The proceeds
   from this note are for paying allowed priority tax
   claims. This note matures July 26, 2005. Accrued interest
   payable included in principal at November 30, 2000 is
   $5,424.                                                           647,797

   A 13% $750,000 note due July 21, 2000 with interest
   payable quarterly.  The note was renewed, in accordance
   with the terms of the note, for an additional twelve
   months by giving written notice prior to maturity.  The
   note is collateralized by 3,000,000 shares of the
   company's stock issued to the lender in accordance to the
   terms of a pledge and security agreement.  The lender has
   an option to purchase the 3,000,000 pledged shares at any
   time for a period of two years from the date of the
   pledge for $0.36 per share.  An additional 1,000,000
   shares were issued to the lender at inception of the loan
   as payment for a "facility fee".                                  750,000

   Secured convertible debentures were issued at 12% with
   interest paid quarterly. The debentures mature December
   2001.  (See Note 7)                                             1,880,448
                                                                  ----------
                           Total Long-Term Debt                    3,278,245
                           Less Current Portion                      250,000
                                                                  ----------
                           Net Long-Term Debt                     $3,028,245
                                                                  ==========

NOTE 10 - Consulting Agreements
-------------------------------

The Company entered into a six month consulting agreement on May 1, 2000 with the NIR Group, LLC to advise management with respect to the Company's field of interest and business, strategic and commercial matters, and assist the Company in overall operational and business strategy. The Company will pay the consultant $15,500 per month ($93,000 total) plus 10,000 shares of the Company's common stock.

The Company entered into a second consulting agreement with the NIR Group, LLC on August 1, 2000. The term of this agreement is three months. The consultant will assist the company in structuring acquisition plans, including, without limitation, structuring and negotiation of acquisition and disposition of assets. The Company shall pay the consultant $50,000 per month ($150,000 total) plus 71,000 shares of the Company's common stock.




See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - Income Taxes
----------------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                                (000s Ommitted)
                                               November 30, 2000
                                               -----------------

        Loss carry forward for tax purposes       $      7,252
                                                  ============
        Deferred tax asset (34%)                  $      2,432
        Valulation allowance                            (2,432)
                                                  ------------
        Net deferred tax asset                    $     -
                                                  ============


At November 30, 2000, the Company had federal income tax net operating loss carry forward of approximately $7,100,000 which will expire through the year 2020.

                   2009              $     43,000
                   2010                   308,000
                   2011                   116,000
                   2012                   193,000
                   2013                   850,000
                   2019                   760,000
                   2020                 3,100,000
                   2021                   358,000


In addition, the Company is reviewing its ability to utilize certain net operating losses prior to the Company's emergence from bankruptcy in 1994. These losses have not been reflected in arriving at the net operating loss carry forwards in the calculation of the deferred tax assets.

NOTE 12 - Business Segments
---------------------------

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

The following is a summary of segment activity:








See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Business Segments(continued)
--------------------------------------

                                     Computer
                                     Consulting
                                       (Dis-        Computer       Telephone     Acquisition
                                     continued)     Consulting     Services      Services     Totals
                                     -----------------------------------------------------------------

For the three months ended
November 30, 2000
-----------------
Revenues                             $     -        $      116     $      584    $   -       $     700
Interest income                            -              -              -              1            1
Interest expense                           -              -              -            117          117
Depreciation and amortization              -                 1             38           1           40
Segment profit (loss)                                        6           (705)       (661)      (1,372)
Segment assets                             -                 9          2,178         469        2,656

For the three months ended
November 30, 1999
-----------------
Revenues                             $     -        $       73     $      394    $   -       $     467
Interest income                            -              -              -           -            -
Interest expense                           -                 1           -           -               1
Depreciation and amortization              -                 8           -           -               8
Loss from discontinued operations            152                         -           -            -
Segment profit (loss)                      -                (6)          (108)        (72)        (186)
Segment assets                             -                 8          1,288         351        1,647



NOTE 13 - Commitments and Contingencies
---------------------------------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for
annual rental of approximately $40,000, expires in September 2001.   Rent
expense for the three-month periods ended November 30, 2000 and 1999 was $10,600 of which $10,600 was accrued at November 30, 2000.

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





See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Going Concern
-----------------------

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses in the last two years aggregating approximately $5,900,000 and, as of November 30, 2000, has a deficit of approximately 11,000,000 and insufficient working capital.

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










See accompanying independent accountants' review report

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except for the historical information herein, the matters discussed in this quarterly report includes forward-looking statementsthat may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risk in product availability, product technology changes, market acceptance of new products and services, questions of continuing demand, the impact of competitive products and pricing, changes in economic conditions and other risk factors contained in the Company's most recent filings with the Securities and Exchange Commission ("SEC").


RESULTS OF OPERATIONS

        Phoenix International Industries, Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended May 31, 2000, and its previous quarterley report for the quarter ended August 31, 2000 which were filed with the SEC.

        During the Company's three month period ended November 30, 2000, the Company incurred net losses of $1,372,000 compared to net losses of $186,000 for the comparable three month period for the preceding year.

        The Company reported revenues of $700,000 for the three month period ended November 30, 2000 compared to revenues of $467,000 for the three month period ended November 30, 1999. These revenues resulted from telecommunication service sales generated by Phoenix's affiliates, Telephone Company of Central Florida, Inc.("TCCF"), and The Best.Net, as disclosed in the combined financial statement which is included in this filing.

        The Company, during the three month period ended August 31, 2000, executed an exchange of stock agreement and acquired 100% of Moye & Associates (aka "The Best. Net"), a Georgia Corporation based on St. Simons Island, Georgia. The Best Net is an Internet Service Provider (ISP) with over 2,500 customers, a computer sales and service company and also has an e-commerce site on the Internet, which has not yet been activated.

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

        The Company, during the coming year, will continued to pursue its efforts to add additional affiliates or become involved in attractive joint ventures, primarily in the telecommunications industry, in order to generate additional revenue streams for all of its subsidiaries.

        Although no longer wholly owned by the Company, HDX 9000, Inc.'s, President, Timothy Palmer, continues to serve as a Director of the Company and act as a consultant on an "as needed" basis. Future involvement between the Company and its former subsidiary is unlikely.

        The Company's net losses for the three month period ended November 31, 2000, continue to be the result of expenses involved with supporting the day to day operation of TCCF, the expenses of expanding its affiliates sales operations, including the posting of a $200,000 deposit to BellSouth for TCCF, and the acquisition of additional subsidiaries. Also contributing to the Company loss during the period are the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation,. The Company also incurred non-cash expenses associated with the issuance of 1,644,812 shares of stock to the underwriters of the convertible debenture referred to above.

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

        Also, as previously referred to, during the previous reporting period, which ended August 31, 2000, the Company entered into a Secured Convertible Debenture Purchase Agreement consisting of
12% Secured Convertible Debentures, and Common Stock Purchase
Warrants, for the initial amount of no less than $2,000,000. This Agreement was constructed in a manner that at the Company's discretion allows rollovers, additional tranches or other means of raising additional capital beyond the initial $2,000,000. This agreement is with private investors who received the right to register said stock in accordance with the SB-2 registration statement prepared by Phoenix's legal counsel and filed with and accepted by the SEC, and incorporated herein by reference.

           The Company still continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company, at November 30, 2000 had current assets of $962,000 compared to current assets of $559,000 at May 31, 2000. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

        Based upon the Company's present liquid resources, its present operating expenses, and the commitment of its executive officers to continue to defer most or all of their salaries, and if no new revenues are generated from operations or other sources, the Company will be able to operate for a minimum of three months. However, in the near term, the Company does anticipate a significant increase operating revenues as a result the business developments by TCCF and The Best.Net.

        The Company's monthly operating expenses during the three month period ended November 30, 2000, does not reflect any salary to Gerard Haryman or Thomas Donaldson, the Company's executive officers, who's salaries have been accrued, but not paid, at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

        During the period ended February 29, 2000 the company was served with a lawsuit filed on behalf of the pervious owners of Mic-Mac, Inc. (formerly a wholly owned subsidiary of the Company) the lawsuit demanded the release of the restrictions placed on the 220,000 shares of stock which was received in payment for Mic-Mac, Inc. Additionally, the lawsuit demanded that the contingent balance of the purchase price (250,000 shares of restricted stock) be issued. As a first setp in resolving this issue the company, previous to the first quarter of fiscal 2001, released the restrictions on the 220,000 shares of stock, but still maintains the position that the previous owners are not entitled to any additional stock as the performance clauses in the purchase agreement were not met. This litigation is still in progress and has of yet, not been decided.

        Additionally, one of the Company's subsidiaries TCCF, has been involved in a dispute with one of its former carriers regarding a default in payment for services. The Company believed that the accusation was incorrect, however after obtaining advice from legal counsel, the Company decided not to litigate the matter and the carrier was awarded a default judgement against TCCF in the amount of $321,587.52. The Company and the carrier are currently in negotiations in an attempt to reach an agreeable settlement of this matter. TCCF is also involved in litigation with a former billing services supplier, who alleges breech of contract and lack of payment. TCCF maintains the position that the supplier was the one in breech, and is preparing to litigate if necessary.

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

                            PHOENIX INTERNATIONAL INDUSTRIES, INC.
                            (Registrant)



January  18, 2001           By:/s/ GERARD HARYMAN
                               --------------------------------------
                               Gerard Haryman
                               President, Chief Executive Officer and
                               (acting) Chief Financial Officer