Form 10QSB/A
period 2000-08-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2001-04-12
CIK 800401

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 Form 10-QSB/A
                                  (Mark one)


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: August 31, 2000
                                                   ---------------

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

                  PHOENIX INTERNATIONAL INDUSTRIES, INC.




                                  INDEX


Financial Information

  Financial Statements:

     Independent Accountants' Report                                      1

     Consolidated Balance Sheets as of August 31, 2000 and 1999           2

     Consolidated Statements of Operations for the three month
     period ended August 31, 2000 and 1999                                3

     Consolidated Statements of Stockholders' Deficit
     for the three month period ended August 31, 2000 and 1999            4

     Consolidated Statements of Cash Flows for the three month
     period ended August 31, 2000 and 1999                                5

     Notes to the Consolidated Financial Statements                       7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS.                           16

PART II:  OTHER INFORMATION                                               17

          SIGNATURE                                                       18

                    PHOENIX INTERNATIONAL INDUSTRIES, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 2000

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







                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Phoenix International Industries, Inc.

We have reviewed the accompanying Balance Sheets of Phoenix
International Industries, Inc. and consolidated subsidiaries as of August 31, 2000 and May 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three-month period ended August 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has accumulated losses of approximately $10 million as of August 31, 2000, has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




     /s/Wieseneck, Andres & Company, P.A.





October 17, 2000

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                ASSETS
                                                                   (000's omitted)
                                                          August 31, 2000      May 31, 2000
                                                          ---------------     --------------
Current Assets
  Cash                                                    $            44     $           47
  Accounts receivable net of allowance for
    doubtful accounts of $5,000                                       442                332
  Refundable deposit                                                  110                110
  Other current assets                                              1,404                 77
                                                          ---------------     --------------
          Total Current Assets                                      2,000                566
                                                          ---------------     --------------

Property and equipment, net of accumulated
  depreciation of $116,564 and $91,793                                764                624
Reorganization value in excess of amounts allocable                   674                678
  to identifiable assets, net of $4,000 and $0
  accumulated amortization
Restricted Cash                                                       200                  -
Goodwill                                                              103                  -
Other assets                                                            9                  9
                                                          ---------------     --------------
          Total Assets                                    $         3,750     $        1,877
                                                          ===============     ==============


             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                        $           883     $          977
  Loan payable                                                        630                611
  Note payable - current portion                                      250                250
  Accrued and other liabilities                                       170                 81
                                                          ---------------     --------------
          Total Current Liabilities                                 1,933              1,919
                                                          ---------------     --------------
Note payable, net of current portion                                3,184              1,171
Note payable, related party                                           528                559
                                                          ---------------     --------------
          Total Liabilities                                         5,645              3,649
                                                          ---------------     --------------
Stockholders' Deficit
  Preferred stock, $0.001 par value: 20,000,000
    shares authorized: no shares outstanding                            -                  -
  Common stock, $0.001 par value; 200,000,000
    shares authorized: 20,194,047 and 19,353,847
    shares issued and outstanding                                      20                 19
  Additional paid-in-capital                                        8,084              7,543
  Accumulated deficit                                              (9,999)            (9,334)
                                                          ---------------     --------------
          Total Stockholders' Deficit                               (1895)            (1,772)
                                                          ---------------     --------------
          Total Liabilities and Stockholders' Deficit     $         3,750     $        1,877
                                                          ===============     ==============



        See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   (000's omitted)
                                                          August 31, 2000      May 31, 2000
                                                          ---------------     --------------
Revenues                                                  $           520     $          452
Cost of Sales                                                         518                302
                                                          ---------------     --------------
Gross Profit                                                            2                150
                                                          ---------------     --------------

Operating Expenses
  Selling, general and administrative                                 667                393
                                                          ---------------     --------------
         Total Operating Expenses                                     667                393
                                                          ---------------     --------------
Operating Loss                                                       (665)              (243)

Income tax benefit (provision)                                          -                  -
                                                          ---------------     --------------
          Loss from continuing operations                            (665)              (243)
                                                          ---------------     --------------
Discontinued operations
  Income (loss) from discontinued operations                                            (152)
                                                          ---------------     --------------
          Net Loss                                        $          (665)    $         (395)
                                                          ===============     ==============
Loss per share

  Loss from continuing operations                         $         (0.03)    $        (0.02)
                                                          ===============     ==============
  Net loss                                                $         (0.03)    $        (0.03)
                                                          ===============     ==============
  Fully Diluted                                           $         (0.03)    $        (0.03)
                                                          ===============     ==============
  Weighted average common shares                                   19,857             12,139
                                                          ===============     ==============
  Fully diluted common shares                                      22,438             12,139
                                                          ===============     ==============



        See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

                                                                                                          Total
                                  Shares          Common Stock      Additional Paid       Retained     Stockholders'
                                Outstanding     Par Value $.001       in Capital          Earnings        Equity
                                -----------     ---------------     ---------------     ------------   ------------

Balance, May 31, 2000            19,353,847     $    19,354         $  7,543,466        $(9,333,938)   $ (1,771,118)

Cash received for stock issued                                                                               -
  in a prior period                                                       85,000                             85,000

Stock issued for services           240,200             240               92,466                             92,706

Purchase of Best Net                200,000             200               63,200                             63,400

Sale of common stock                400,000             400              299,600                            300,000

Net Loss                                                                                   (665,438)       (665,438)
                                 ----------     -----------         ------------        -----------    ------------
Balance, August 31, 2000         20,194,047     $    20,194         $  8,083,732        $(9,999,376)   $ (1,895,450)
                                 ==========     ===========         ============        ===========    ============





        See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   (000's omitted)
                                                          August 31, 2000      May 31, 2000
                                                          ---------------     --------------
Cash Flows From Operating Activities
   Net Income                                             $          (665)    $         (395)
     Add items not requiring outlay of cash:
       Depreciation and amortization                                   24                 29
       Writeoff of investment in HDX                                    -                152
       Stock issued in payment for expenses                            93                  -
     Cash was provided by
       Decrease in accounts receivable, net                             -                225
       Decrease in other current assets                                 -                  8
       Decrease in other assets                                         -                101
       Increase in accrued liabilities                                 53                 74
     Cash was used in
       Increase in account receivable                                (110)                 -
       Increase in prepaid expenses                                     -                 (7)
       Increase in refundable deposits                                  -                (99)
       Decrease in accounts payable                                   (53)
       Decrease in accrued liabilities                                  -               (564)
                                                          ---------------     --------------
       Net Cash Used in Operating Activities                         (658)              (476)
                                                          ---------------     --------------
Cash Flows From Investing Activities
  Acquisition of property and equipment                              (205)                 -
                                                          ---------------     --------------
Cash Flows From Financing Activities
  Proceeds from borrowings                                            706                628
  Proceeds from loan from related party                                 -                 31
  Receipts from loans receivable                                        -                 38
  Proceeds from sale of stock                                         385                  -
  Repayment of loan payable related party                             (31)                 -
  Payment of loans payable                                              -               (329)
  Payment of restricted certificate of deposit                       (200)                 -
                                                          ---------------     --------------
       Net Cash Provided by (used in)
       Financing Activities                                           860                368
                                                          ---------------     --------------

Net Decrease in Cash                                                   (3)              (108)
Cash at Beginning of Year                                              47                127
                                                          ---------------     --------------
Cash at End of Year                                       $            44     $           19
                                                          ===============     ==============



        See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   (000's omitted)
                                                          August 31, 2000      May 31, 2000
                                                          ---------------     --------------
Supplemental Disclosures
------------------------

Cash Paid during the Year for
  Interest income                                                       3                  -
  Interest expense                                                      -                  -
  Income taxes                                                          -                  -










        See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

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

The company acquired Moye and Associates, Inc., a computer consulting firm in July, 2000. The consulting services provided by Moye and Associates are primarily to commercial businesses in the Southeastern United States.

The Officers of the Company and HDX mutually agreed on March 20, 2000 to exchange the stock and records of HDX for all shares of stock issued by the Company to HDX at its acquisition in July 1997.

Principals Of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Moye & Associates, Inc. and Telephone Company of Central Florida as of August 31, 2000 and the Telephone Company of Central Florida as of May 31, 2000 after elimination of intercompany accounts and transactions.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

The Company capitalized the cost to develop, design and implement the billing and accounts receivable software used for the Company's internal use. Capital costs consist of contract labor charges incurred by the Company through August 31, 2000 for computer programmers. The software development costs are being amortized on a straight-line basis over their estimated useful life of seven years.

Income Taxes
------------

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis.



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies and General
         Matters (continued)
---------------------------------------------------------------

Income Taxes (continued)
------------------------

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

The weighted average common shares outstanding for the three months ended August 31, 2000 and August 31, 1999 were 19,857,347 and
12,138,694 respectively. The fully diluted common shares outstanding for the three months ended August 31, 2000 and 1999 were 22,437,830 and 12,138,694 respectively.

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

The Company holds cash in one banking institution in excess of FDIC insurance limits.


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


NOTE 3 - Property and Equipment
-------------------------------

Property and equipment consists of the following at August 31, 2000 and May 31, 2000:


                                    August 31,2000     May 31, 2000
                                    --------------     ------------
Computer Equipment                  $      351,446     $    268,687
Furniture, fixtures and equipment          162,554          147,913
Software Development                       366,670          300,000
Accumulated Depreciation                 (116,564)          (91,793)
                                    --------------     ------------
   Total                            $      764,106     $    624,807
                                    ==============     ============


See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Property and Equipment (continued)
-------------------------------------------

Depreciation and amortization expense for the three months ended
August 31, 2000 and the year ended May 31, 2000 was $28,771 and
$87,141 respectively.


NOTE 4 - Other Current Assets
-----------------------------

At August 31, 2000 and May 31, 2000, loans receivable consisted of a $15,000. Non-interest bearing and non-collateralized loan due on demand from an Officer and Stockholder of the Company.

Other current assets consisted of $61,000 of various deposits.


NOTE 5 - Restricted Cash
------------------------

Restricted cash is an eighteen-month certificate of deposit that is held by a bank to collateralize a letter of credit of an equal amount for the benefit of Bell South.


NOTE 6 - Business Combinations
------------------------------

(1) The Company acquired 100% of the outstanding common stock (1,000 shares) of Moye & Associates, Inc. (doing business as BEST NET(Best Net), which is incorporated in the state of Georgia, on July 28, 2000. The shareholders' of Best Net are to receive 600 shares of the Company's stock for each common share of Best Net held; 200,000 shares of the Company's stock were issued at closing, 200,000 shares are to be delivered 135 days after closing, December 12, 2000, and the remaining 200,000 will be issued 270 days from the closing, approximately April 28, 2001. The business combination was accounted for by the purchase method.

All intercompany accounts are removed through eliminating entries for the consolidation. The cost of acquiring Moye and Associates, Inc. was $63,400. All assets and liabilities were written up to their fair market value on the date of purchase. The excess of the purchase price over the total assets has been recorded as Goodwill and will be amortized over its estimated useful life of 40 years.

The following condensed proforma reflects the results of operations of the company had Moye and Associates, Inc. been included for the three months ended August 31, 2000 and the twelve months ended May 31, 2000.



                                   For the Three Months      For the Twelve
                                     ended 8/31/00        Months ended 5/31/00
                                      (unaudited)              (unaudited)
                                   --------------------   --------------------

Revenues                              $     576,973            $  1,909,769
Expenses                                  1,162,830               4,793,786
Depreciation & Amortization                  24,771                  99,828

Interest Income                               3,438                       0
Interest Expense                             51,033                 154,967

Loss before Income Taxes                   (658,222)             (3,138,812)

Provision for Income Taxes                        0                       0

Loss from discontinued items                      0                       0

Loss before extraordinary items            (658,222)             (3,138,812)

Extraordinary Loss                                0                       0




See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Business Combinations (continued)
------------------------------------------


                                   For the Three Months      For the Twelve
                                     ended 8/31/00        Months ended 5/31/00
                                      (unaudited)              (unaudited)
                                   --------------------   --------------------


Net Loss                              $    (658,222)           $  (3,138,812)

Earnings Per Share                             (.08)                    (.18)



(2) The Company acquired 100% of the issued and outstanding voting common stock of TCCF (a reorganized debtor) on July 27, 1999.
The consideration and terms are as follows. All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%. In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the confirmation order and the balance will be deposited in four consecutive semi-annual installments of $100,000 (see Note 9). The "effective date" of the closing is ten days after the Bankruptcy Court issued the Order of Confirmation.
At the execution of the Letter of Intent of the Company to acquire TCCF, the Company deposited 50,000 shares of its common stock with council for TCCF as security for the performance of its obligations under the agreement. The shares of stock remain outstanding with council as of August 31, 2000.

The United States Bankruptcy Court issued the Order of
Confirmation on June 9,1999.  The Bankruptcy Court reserved
comprehensive and expansive jurisdiction to resolve any dispute and questions arising in connection with the plan and
Confirmation Order.   The court has jurisdiction over any
remaining cases as discussed in Note 12.

The Company began operating as a Reorganized Debtor using Fresh Start Accounting in compliance with Accounting Statement of Position (SOP) 90-7 on July 28, 1999. Except as expressly provided in the Plan, the Confirmation Order shall discharge any and all debts or claims whatsoever and any prior equity interests in the Company. The assets of the Company were restated to properly reflect their reorganized value, the liabilities subject to compromise were reduced to the settlement amounts and those that are not subject to compromise are segregated, prior stockholder's deficit of $1,113,130 was eliminated by recording income forgiveness as an extraordinary item and is not reflected in the consolidated financial statements.

NOTE 7 - Loans Payable
----------------------

At August 31, 2000, the company is obligated to the following loans payable:
                                                               2000
                                                           ------------
Two non-interest bearing, non-collateralized loans
due on demand to current employees and
stockholders of the company.                               $     92,500

A non-interest bearing, non-collateralized loan due
on demand to a related company of the Chief
Executive Officer.                                              238,419

Two non-interest bearing, non-collateralized loans
due on demand                                                   299,058
                                                           ------------
     Total Loans Payable                                   $    629,977
                                                           ============



NOTE 8 - Convertible Debenture
------------------------------

The Company issued $2,000,000 of 12% secured convertible debentures on June 22, 2000 that mature in December 2001. Interest is payable quarterly commencing on June 30, 2000 and each quarter thereafter



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Convertible Debenture (continued)
------------------------------------------

while such debentures are outstanding. All overdue and unpaid interest shall entail a late fee at the rate of 15% per annum. The debenture shall be convertible into shares of common stock at the option of the holder in whole or in part at any time and from time to time, after the original issue date. The number of shares of common stock issuable upon a conversion shall be determined by a formula as specified in the agreement. The exercise price is equal to 65% of the average of the per share market values of the common stock during the five trading days immediately preceding the date of exercise. A holder may not convert debentures or receive shares of common stock as payment of interest to the extent such conversions or receipt of such interest payment would result in the holder beneficially owning in excess of 9.999% of the then issued and outstanding shares of common stock. As of August 31, 2000, the Company has received $673,000 of the $2,000,000 total convertible debt issued. The remaining $1,327,000 is reflected as a receivable in other current assets and was received in the subsequent period.


NOTE 9 - Loan Payable - Related Party
-------------------------------------

The notes payable to shareholder and Chief Executive Officer is noncollaterized and due on demand. Interest is accrued at the Applicable Federal Rates (AFR) of approximately 6.25%.


   Principal                    $    500,574     $   500,574
   Accrued Interest Payable           27,110          58,246
                                ------------     -----------
   Total                        $    527,684     $   558,820
                                ============     ===========


NOTE 10 - Notes Payable
-----------------------

Notes payable at August 31, 2000 and May 31,2000 consisted of the following:

                                                August 31, 2000         May 31,
                                                     2000                 2000
                                                ---------------      --------------
A one year, 13%, $750,000 note payable
dated June 21, 1999 with interest payable
quarterly.  The note was renewed, in
accordance with the terms of the note,
for an additional twelve months by
giving written notice prior to maturity.
In order to obtain the financing the
Company issued a total of 5,000,000 shares
of restricted common stock as defined by
Rule 230.144 under the Securities Act of
1933, as amended.  1,000,000 shares of
the Company's restricted common stock
were delivered to the lender to facilitate
the loan and an additional 1,000,000
shares were issued to a related company
(100% owned by the CEO of the Company)
that assisted in obtaining the loan.  The
Company applied a 40% discount from quoted
market price of the Company's stock at date
of issuance to determine the fair value of
the 2,000,000 shares issued as a facility
fee.  The "Facility Fees" associated with
the one year note were expensed in the
current period.  Pursuant to the terms of
a Pledge and Security Agreement between
borrower and lender, the Company issued
3,000,000 shares of restricted common stock
to the lender to hold as collateral on the
note.  The company shall grant the lender
the option to purchase the pledged shares
at an exercise price of $.36 per share at
any time for a period of two years from the
date of pledge.  The purchase option, if
exercised by the lender, will have no
effect on the outstanding balance of the
note.                                           $    750,000         $    750,000





See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Notes Payable (continued)
-----------------------------------




Two notes payable due to the creditor
trust fund.  1) A $500,000, 8% non-
collateralized note with $100,000
payment due semi-annually starting
July 26, 1999.  The proceeds from
this note are for paying the allowed
general unsecured creditors (pre-
petition accounts payable).  This
note matures July 26, 2001 and 2) A
$300,000, 8% non-collateralized
note with semiannual payments of
$25,000 staring July 26, 1999.  The
proceeds from this note are for
paying allowed priority tax claims.
This note matures July 26, 2005.                     684,236              670,820

Secured convertible debentures were
issued at 12% with interest paid
quarterly.  The debentured mature
December 2001. (See note 8)                        2,000,000                    0
                                                ------------         ------------
Total Long Term Debt                               3,434,236            1,420,820

Less Current Portion                                 250,000              250,000
                                                ------------         ------------
Net Long Term Debt                              $  3,184,236         $  1,170,820
                                                ============         ============



Principal maturities are as follows for the next five years ending
August 31:

                  2001       $   250,000
                  2002         2,900,000
                  2003            50,000
                  2004            50,000
                  2005            50,000
               Thereafter        134,236
                             -----------
                             $ 3,434,236
                             ===========

NOTES 11 - Income Taxes
-----------------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                            August 31, 2000
                                            (000's omitted)
                                            ---------------

Loss carry forward for tax purposes         $         5,880
                                            ===============

Deferred tax asset (34%)                    $         1,972
Valuation allowance			             (1,972)
                                            ---------------
Net deferred tax asset                      $             -
                                            ===============


At August 31, 2000, the Company had federal income tax net operating loss carry forward of approximately $5,800,000 which will expire through the year 2021.



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES 11 - Income Taxes (continued)
-----------------------------------


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


NOTE 12 - Business Segments
---------------------------

The Company's reportable segments are strategic business units that offer different products or services. The Company has four reportable segments: computer consulting, investment services, telecommunication services, and acquisition services. Intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, expenses or transfers and there have been no allocation of expenses between segments for the three months ending August 31, 2000 and 1999. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

The following is a summary of segment activity:

                               Computer
                               Consulting
                               (Dis-         Computer      Telephone     Acquistion
                               continued)    Consulting    Services      Services          Totals
                               ----------    ----------    ---------     ----------      ----------
August 31, 2000
---------------
Revenues                       $        -    $   30,068   $   486,769    $        -      $  516,837
Interest income                         -             -         2,800           638           3,438
Interest expense                        -           697           104        48,837          49,638
Depreciation and amortization                         -        23,871           900          24,771
Segment profit (loss)                             3,607      (485,499)     (183,546)       (665,438)
Segment assets                          -         7,631     2,060,277     1,681,920       3,749,828


August 31, 1999
---------------
Revenues                       $        -    $        -   $    79,884    $        -      $  451,565
Interest income                         -             -             -           144             144
Interest expense                        -             -         3,986             -           3,986
Depreciation and amortization           -         7,612        21,000             -          28,612
Loss from discontinued
  operations                     (152,000)            -             -      (152,000)
Segment profit (loss)            (152,000)       (2,751)     (127,938)     (112,043)       (394,732)
Segment assets                          -         6,990     1,419,487       329,409       1,877,411




See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Commitments and Contingencies
---------------------------------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in
September 2001.   Rent expense for the three month period ended August
31, 2000 and 1999 was $10,600 of which $10,600 was accrued at August
31, 2000.

The Company is obligated for the lease of an automobile for 36 months with monthly payments of $508. The lease expires in December 2001.

A suit was filed against the Company for nonpayment of rents subsequent to vacating office space occupied by the Company until approximately November 1995. A default judgment was obtained against the Company. To date, nobody has come forward to follow up on the judgment or has made any effort to collect. The potential cost to the Company, if any, is not determinable at this time.

A suit has been filed by the Company in an attempt to recover approximately $290,000 remaining from a promissory note receivable due from ITC. As a part of the rescission agreement the management of ITC agreed to relieve the Company from approximately $800,000 of the tax obligations incurred by ITC prior to the acquisition of ITC by this Company. Management of ITC has supposedly reneged on this portion of the agreement. The entire matter remains in litigation. The management of the Company intend to pursue this case.

A suit has been filed by a Canadian corporation for alleged breach of contract regarding a licensing fee for use of billing software. The Company used the software for a short period of time and found it did not meet the specific needs of the company and therefore stopped payment. The plaintiff is seeking damages for the loss of revenue that would have been earned over the life of the agreement. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion.

The owners of Mic Mac received 250,000 shares of restricted common stock of the Company and were to receive another 250,000 shares if certain budgeted financial targets were met. The budgeted financial targets were not met by Mic Mac, and therefore, the acquisition was rescinded. The Company returned the books and records to Mic Mac and requested that the 250,000 shares previously issued also be returned. The owners of Mic Mac requests that the second 250,000 be issued and that all restrictions be removed from the shares. In an effort to amicably resolve the suit filed by the owners of Mic Mac, the Company has advised the owners that they will not seek recovery of the previously issued shares and have removed all restrictions. The owners of Mic Mac had not responded to this offer. The final outcome is not determinable at this time.


NOTE 14 - Going Concern
-----------------------

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses in the last two years aggregating approximately $5,000,000 and, as of August 31, 2000, has a deficit of approximately $10,000,000 and insufficient working capital.

The Company rescinded certain acquisitions recorded prior to the year beginning June 1, 1998 (ITC rescinded May 31, 1998 but effective June 1, 1998, Mic Mac rescinded on March 31, 1999, HDX rescinded March 20, 2000, Cambridge Holdings, LLC rescinded in November 1999 but effective back to date of acquisition at December 1998). In addition the company negotiated the acquisition of TCCF and purchase of Moye and Associates d/b/a Best Net. In connection therewith, it has incurred significant selling, general and administrative expenses which have been funded by loans from the Company's chief executive officer and by the selling of common stock in the United States and in foreign markets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.





See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Going Concern (continued)
-----------------------------------

The Company believes that its acquisition of TCCF and Best Net will become profitable in the future and will generate future cash flows. However, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition and provide temporary working capital in the U.S. and foreign equity markets. In addition, the Company's chief executive officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.


NOTE 15 - Subsequent Events
---------------------------

On January 17, 2001, the Telephone Company of Central Florida, Inc. changed its name to Epicus, Inc.

In accordance with a Judgment Payment Agreement dated February 15, 2001 between Epicus, Inc. (formerly Telephone Company of Central Florida, Inc.) and Sprint - Florida, Inc. (Sprint), Epicus agrees to pay Sprint $332,000 together with interest at a rate provided by law. Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 is payable on October 15, 2002. The $332,000 represents pre-petition and post petition costs to Epicus as a reseller of local telecommunication services that were provided by Sprint through a Master Resale Agreement.










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

                            PHOENIX INTERNATIONAL INDUSTRIES, INC.
                            (Registrant)



April 11, 2001              By:/s/ GERARD HARYMAN
                               --------------------------------------
                               Gerard Haryman
                               President, Chief Executive Officer and
                               (acting) Chief Financial Officer