Form 10KSB/A
period 2000-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2001-04-13
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                               FORM 10-KSB-A


               Annual Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended MAY 31, 2000
                                    ------------

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


                                   FLORIDA
       -------------------------------------------------------------
       (State or Other Jurisdiction of incorporation or organization)

                                  59-2564162
                      ---------------------------------
                      (IRS Employer Identification No.)


              1750 OSCEOLA DR. WEST PALM BEACH, FLORIDA 33409
              -----------------------------------------------
                 (Address of Principal Executive Offices)


                                561-688-0440
             --------------------------------------------------
             (Issuer's telephone - number, including area code)


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

     Based on an agreement entered into on December 14, 1998, the Company acquired 100% of the stock of Cambridge Gas Transport Corporation (CGTC), a Cayman Islands Corporation, in the business of owning and operating specialized chemical/fuel tanker transport ships. Due to unspecified disagreements, an agreement to rescind the acquisition between Cambridge and Merrimac Shipping Corp. , the holders the majority of CGTC stock, and the Company has been executed by the parties, however litigation by Phoenix to recoup their payments to CTCG has not yet been resolved.

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


HDX 9000, INC. ("HDX")

     Since the demand for HDX's primary product, its compliance methodology to solve the Year 2000 date change problem, (this methodology is centered around a detailed examination of every function (called an "event") of a business that could be effected by an error in posted dates and whether it would more feasible to completely replace the hardware/software or to correct it), has become understandably diminished, HDX has begun to adapt its methodologies to the MS Office 97-98 platform. Additionally, HDX has re-engineered its event management and planning software as a Microsoft Outlook application.

     HDX has developed a capability to target end users of its methodologies. The initial HDX United States based Year 2000 project was done for Palm Beach National Bank and Trust. This project was a valuable reference site in the United States for HDX methodology. HDX continues to pursue sales expansion in Jamaica and the Caribbean where a number of potential accounts and prospects have been identified.

     However, due to HDX's inablilty to establish a new marketable product in a timely fashion, on March 20, 2000, it was the decision of the Board of Phoenix in concert with the previous shareholder of 100% of HDX's stock, to rescind the agreement by which HDX was acquired by Phoenix. This was done and the stock of each company which was originally exchanged to effect the acquisition was returned to the original holder or issuer.



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




The price of shares have been adjusted for all stock splits, and are based on inter-dealer prices as the company is listed on the electronic over the counter bulletin board.


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

STATEMENT OF OPERATIONS

     With regard to the Statements of Operations for the year ending May 31, 2000. The Company had an operating loss of $3,128,06, due primarily from the increased expenses incurred with the growth and expansion of the operation of TCCF and a substantial portion of which was due to legal and accounting expenses incurred in the due diligence, drafting and implementation of the plan of reorganization of TCCF. Total assets of the company were increased $1,421,247, over the same 3 month period of last year, primarily due to increased accounts receivable and deposits on behalf of TCCF, plus the reorganization value in excess of amounts allocable to identifiable assets. (see accompanying financial statements) Current liabilities were increase by $1,801,270 over the same quarter of last year, primarily due to a large increase in accounts payable attributable to the rapid growth of TCCF. These loses resulted in a net loss of $.018 per share for this quarter, an increase of $.07 over the same quarter of the previous.


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

ITEM 7  FINANCIAL STATEMENTS

    The financial statements of the Registrant, and the related notes, together with the report of Wieseneck, Andres & Company, P.A. dated August 11, 2000 and are set forth at pages F-1 through F-19 attached hereto.



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

     During fiscal year 2000, the Company had two employees earning in excess of $100,000 (see following chart)


SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION
                                                             LONG-TERM
                                                            COMPENSATION

                                                               AWARDS
    Name and
Principal Position      Year    Salary         Bonus    Securities Underlying
------------------      ----    ------         -----    ---------------------

Gerard Haryman,         2000    250,000(l)      -0-              -0-
President & CEO

Thomas N. Donaldson      2000   104,000(1)      -0-               -0-
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


COMMON  STOCK

                                   AMOUNT AND NATURE
                                     OF BENEFICIAL         % OF
NAME AND ADDRESS                       OWNERSHIP           CLASS
----------------                   -----------------       -----

Gerard Haryman, Pres./CEO, Dir.        2,520,000           14.4%
1750 Osceola Drive                   +   280,000*
West Palm Beach, FL 33409              2,800,000


Thomas Donaldson, VP/COO, Dir.           253,333            1.3%
1750 Osceola Drive
West Palm Beach, FL 33409


All shareholding Directors and
Officers as a Group ( 2 persons)       3,053,333           15.7%

Positive Management, Ltd.              4,000,000           20.6%
Nassau, Bahamas

Aptek Communication, Inc.              1,000,000            5.1%
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

(10) MATERIAL CONTRACTS. Some of the Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Ad: of 1934, filed April 1, 1998 with the Securities and Exchange Commission- The Contracts for the sale of ITC and the purchases of Hospitality Telecom Corp (formerly Mic Mac Investments, Inc.)and Cambridge Gas Transport Corporation, were included in Phoenix's 10-KSB for the year ended May 31, 1998 and are incorporated herein by reference.

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.


By: /s/Gerard Haryman
   ------------------------------------
   Gerard Haryman President, Chief
   Executive Officer and acting Chief
   Financial Officer

     In accordance with the requirements of tile Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on, the dates indicated,

SIGNATURE                               TITLE                     DATE


/s/GERARD HARYMAN
--------------------------
Gerard Haryman                 President, CEO, acting CFO
                               and Chairman of the Board       May 31, 2000

/s/THOMAS DONALDSON
--------------------------
Thomas  Donaldson              Vice President, Secretary       May 31, 2000
                               and Director

--------------------------
Timothy Palmer                  Director                       May 31, 1999

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

(10) MATERIAL CONTRACTS.

	Some of the Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Ad: of 1934, filed April 1, 1998 with the Securities and Exchange Commission- The Contracts for the sale of ITC and the purchases of Hospitality Telecom Corp (formerly Mic Mac Investments, Inc.)and Cambridge Gas Transport Corporation, were included in Phoenix's 10-KSB for the year ended May 31, 1998 and are incorporated herein by reference.

(16)	LETTERS RE- CHANGE IN CERTIFYING ACCOUNTANTS

	See SEC Form 8-K as filed on August 31, 1999 and incorporated herein by reference

(16a)	BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

(21)	SUBSIDIARIES OF THE REGISTRANT

	EXHIBIT 16.A

(16a)	BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

	The following persons failed to file Form 5 for the fiscal year.
	Gerard Haryman
        Thomas Donaldson
	Timothy Palmer

(21)	SUBSIDIARIES OF THE REGISTRANT

	HDX 9000, Inc.
	1750 Osceola Dr.
	West Palm Beach, Florida 33409

	Telephone Company of Central Florida, Inc.
	3599 West Lake Mary Blvd. Suite E
	Lake Mary, Florida 32746

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                May 31, 2000

                    PHOENIX INTERNATIONAL INDUSTRIES, INC.


                                     INDEX


Financial Information

  Financial Statements:

     Independent Auditors' Report - May 31, 2000 and 1999                F-1

     Consolidated Balance Sheets as of May 31, 2000 and 1999             F-2

     Consolidated Statements of Operations for the years ended
     May 31, 2000 and 1999                                               F-4

     Consolidated Statements of Stockholders' Deficit for the
     years ended May 31, 2000 and 1999                                   F-5

     Consolidated Statements of Cash Flows for the years ended
     May 31, 2000 and 1999                                               F-6

     Notes to the Consolidated Financial Statements                      F-8

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has accumulated losses of approximately $9,300,000 as of May 31, 2000, has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     /s/Wieseneck, Andres & Company, P.A.


August 11, 2000

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2000 and 1999



                          ASSETS

                                                      2000            1999
                                                  ------------     -----------
Current Assets
  Cash                                            $     46,905     $   127,776
  Accounts receivable net of allowance for
    doubtful accounts of $5,000.                       331,654               -
  Refundable deposit                                   110,000         200,000
  Loans receivable                                      15,000          20,526
  Other current assets                                  61,765           8,000
                                                  ------------     -----------
        Total Current Assets                           565,324         356,302
                                                  ------------     -----------
Property and Equipment
  Property and equipment, net of $91,792 and
    $5,906. accumulated depreciation                   624,807          13,345
                                                  ------------     -----------
Other Assets
  Reorganization value in excess of amounts
    allocable to identifiable assets                   678,351               -
  Goodwill, net of $60,195 accumulated
    amortization                                             -          84,141
  Other assets                                           8,929           2,376
                                                  ------------     -----------
        Total Other Assets                             687,280          86,517
                                                  ------------     -----------
        Total Assets                              $  1,877,411     $   456,164
                                                  ============     ===========






See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2000 and 1999



         LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                      2000            1999
                                                  ------------     -----------
Current Liabilities
  Accounts payable                                $    976,979     $   110,119
  Accrued expenses                                      80,711           7,500
  Loans payable                                        611,199               -
  Notes payable - current portion                      250,000               -
                                                  ------------     -----------
      Total Current Liabilities                      1,918,889         117,619
                                                  ------------     -----------

Long-Term Debt
  Long-term debt - net of current portion            1,170,820               -
  Loan payable stockholder                             558,820         536,292
                                                  ------------     -----------
      Net Long-Term Debt                             1,729,640         536,292
                                                  ------------     -----------

Commitments and Contingencies                                -               -

Stockholders' Deficit
  Preferred stock, $.001 par value: 5,000
    shares authorized: no shares outstanding                 -               -
  Common stock, $.001 par value: 200,000,000
    shares authorized 19,353,847. Issued and
    outstanding                                         19,354          12,139
  Additional paid-in-capital                         7,543,466       5,996,046
  Accumulated deficit                               (9,333,938)     (6,205,932)
                                                  ------------     -----------
      Total Stockholders' Deficit                   (1,771,118)       (197,747)
                                                  ------------     -----------
      Total Liabilities and Stockholders'
      Deficit                                     $  1,877,411     $   456,164
                                                  ============     ===========







See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
May 31, 2000 and 1999



                                                      2000            1999
                                                  ------------     -----------

Revenues                                          $  1,748,220     $        30

Cost of Sales                                        1,729,033          44,429
                                                  ------------     -----------
Gross Profit (Loss)                                     19,187         (44,399)
                                                  ------------     -----------

Operating Expenses
  Selling, general and administrative                2,268,997       1,093,048
  Loan facility fees                                   678,000               -
  Write off of, and impairment of goodwill, HDX         65,594          30,000
                                                  ------------     -----------
     Total Operating Expenses                        3,012,591       1,123,048
                                                  ------------     -----------
       Operating Loss                               (2,993,404)     (1,167,447)
                                                  ------------     -----------

Other Income and Expense
  Interest income                                       20,000           2,044
  Interest expense                                    (154,602)              -
                                                  ------------     -----------
Loss Before Income Taxes                            (3,128,006)     (1,165,403)

Provision For Income Taxes                                   -               -
                                                  ------------     -----------
Loss From Continuing Operations                     (3,128,006)     (1,165,403)
                                                  ------------     -----------

Discontinued Operations
  Income from discontinued operations                        -          73,417
                                                  ------------     -----------
Net Loss                                          $ (3,128,006)    $(1,091,986)
                                                  ============     ===========
Loss Per Share
  Loss from continuing operations                 $      (0.18)    $     (0.11)
                                                  ============     ===========
  Net loss                                        $      (0.18)    $     (0.11)
                                                  ============     ===========
  Weighted average common shares                    17,349,553      10,209,834
                                                  ============     ===========







See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
May 31, 2000 and 1999


                                       Common Stock
                                -------------------------     Additional                      Total
                                 Number of         At           Paid In      Accumulated    Stockholders'
                                   Shares       Par Value       Capital        Deficit       Deficiency
                                -----------     ---------     ----------     ------------   ------------

Balance, May 31, 1998             8,622,028     $   8,622     $4,988,045     $ (5,113,946)  $   (117,279)
Cancellation of ITC              (1,413,000)       (1,413)      (301,789)               -       (303,202)
Rescission of restricted
  stock                            (230,334)         (230)            92                -           (138)
Issuance of stock for
  services rendered                  60,000            60         33,191                -         33,251
Issuance of stock to CEO
  in lieu of compensation         2,400,000         2,400        297,600                -        300,000
Issuance of stock to
  officer in lieu of
  compensation                      250,000           250         31,000                -         31,250
Sale of stock                     2,400,000         2,400        947,957                -        950,357
Issuance of stock to TCCF            50,000            50            (50)               -              -
Net Loss                                  -             -              -       (1,091,986)    (1,091,986)
                                -----------     ---------     ----------     ------------   ------------
Balance, May 31, 1999            12,138,694        12,139      5,996,046       (6,205,932)      (197,747)

Sale of common stock              2,565,153         2,565        778,820                -        781,385
Issuance of stock for
  services rendered                 150,000           150         95,100                          95,250
Issuance of stock for
  loan facility fees              2,000,000         2,000        676,000                         678,000
Stock issued as
  collateral for note             3,000,000         3,000         (3,000)                              -
Recission of HDX stock             (500,000)         (500)           500                -              -
Net Loss                                                                       (3,128,006)    (3,128,006)
                                -----------     ---------     ----------     ------------   ------------
Balance, May 31, 2000           19,353,847      $  19,354     $7,543,466     $ (9,333,938)  $ (1,771,118)
                                ===========     =========     ==========     ============   ============







See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
May 31, 2000 and 1999



                                                         2000             1999
                                                     ------------     ------------
Cash Flows From Operating Activities
  Net Loss                                           $ (3,128,006)    $ (1,091,986)
    Adjustments to reconcile net loss to
      net cash used in operating activities
    Add items not requiring outlay of cash:
      Depreciation and amortization                        87,141           44,429
      Loss from write off and partial impairment
        of goodwill, HDX                                   65,594           30,000
      Expenses paid by issuance of common stock           773,250          364,501
      Bad debts                                            48,850                -
      Loss on Sale of Assets                               13,951                -
      Other                                                     -            1,577
    Cash was provided by
      Decrease in accounts receivable - net                     -           44,251
      Decrease refundable deposit                         100,000                -
      Decrease in loan receivable                           5,526                -
      Increase in accounts payable                        866,860           41,255
      Increase in accrued liabilities                      73,211            2,612
    Cash was used in
      Increase in accounts receivable - net              (331,654)               -
      Increase in other current assets                    (53,765)          (4,697)
      Increase in refundable deposits                           -         (200,000)
      Increase in loans receivable                              -          (20,526)
      Increase in other assets                             (6,553)          (2,376)
                                                     ------------     ------------
        Net Cash Flows Used in Operating
        Activities                                     (1,485,595)        (790,960)
                                                     ------------     ------------

Cash Flows From Investing Activities
  Purchase of equipment                                   (10,555)               -
  Proceeds from sale of equipment                           4,000                -
                                                     ------------     ------------
        Net Cash Flows Used in Investing
        Activities                                         (6,555)               -

Cash Flows From Financing Activities
  Proceeds from sale of stock                             895,310          950,357
  Proceeds from notes payable                             628,000                -
  Proceeds from loans payable                             611,199                -
  Payments on notes to trustee                           (687,508)               -
  Repayment of loan to stockholder - net                  (35,722)         (34,663)
                                                     ------------     ------------
        Net Cash Flows Provided by Financing
        Activities                                      1,411,279          915,694
                                                     ------------     ------------







See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
May 31, 2000 and 1999



                                                         2000             1999
                                                     ------------     ------------

Net Increase(Decrease) in Cash                            (80,871)         124,734

Cash at Beginning of Year                                 127,776            3,042
                                                     ------------     ------------
Cash at End of Year                                  $     46,905     $    127,776
                                                     ============     ============

Supplemental Disclosures
------------------------
Noncash Transaction
  Issuance of common stock for services
    rendered                                         $     95,250     $     33,251
  Issuance of common stock in lieu of officers
    compensation                                                -          331,250
  Rescind issuance of common stock for the
    purchase of ITC                                             -         (303,202)
  Issuance of common stock of TCCF                              -                1
  Issuance of common stock as collateralization
    of loan                                                     1                -
  Issuance of common stock as payment for loan
    facility fees                                         678,000                -

Cash Received and Paid During the Year for:
  Interest income                                          10,000            2,044
  Interest expense                                        (47,219)               -
  Income taxes                                                  -                -





See accompanying summary of accounting policies and notes to financial statements.

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

During 1999, the Company discontinued its investment services provided by Mic Mac (see Note 3).

Principals of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries HDX and Mic Mac as of May 31, 1999 and the Telephone Company of Central Florida as of May 31, 2000 after elimination of intercompany accounts and transactions.

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

Revenue Recognition
-------------------

The Telephone Company of Central Florida, a wholly owned subsidiary of the Company beginning July 29, 1999, provide telecommunication services to the debit card industry (prepaid telephone cards) through their calendar year ended December 31, 1997. The income from the sale of discounted, bulk, prepaid telephone cards to wholesalers was
recorded when the cards were sold.    The expenses from the long
distance carrier were recorded when the cardholder utilized the service. TCCF discontinued servicing the debit card industry after filing for bankruptcy in May, 1998. Remaining commitments, if any, for unused prepaid telephone cards outstanding are expensed through monthly billings received from the long distance carrier. Remaining unsold debit cards were destroyed in 1999.

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


NOTE 2 - Loans Receivable
-------------------------

At May 31, 2000 and 1999, loans receivable consisted of a $15,000 non-interest bearing, non-collateralized loan due on demand from an Officer and Stockholder of the Company.

At May 31, 1999, loans receivable consisted of two additional loans that were non-interest bearing, non-collateralized and are due on demand.


NOTE 3 - Discontinued Operations
--------------------------------

HDX
---

The Company acquired 100% of the outstanding stock of HDX on July 21, 1997, by issuing 500,000 shares of restricted common stock valued at approximately $152,000. The acquisition was accounted for using the purchase method of accounting and accordingly the purchase price was allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the values of net assets acquired was approximately $164,000 and was recorded as goodwill and amortized on a straight-line basis over five years. HDX was a system design company specializing in analyzing the effect of the year 2000 on a company's computer system. The operating

PHOENIX INTERNATIONAL INDUSTRIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENS
May 31, 2000 and 1999


NOTE 3 - Discontinued Operations (continued)
--------------------------------------------

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

ITC
---

On June 2, 1997, the Company acquired 100% of the outstanding stock of ITC by issuing 1,500,000 shares of restricted common stock valued at approximately $320,000. The Company determined the fair value of the net assets and liabilities acquired in connection with the acquisitions of ITC, using an 80% discount from the quoted market value. The acquisition was accounted for using the purchase method of accounting, and accordingly the purchase price was allocated to the assets purchased and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the values of net assets acquired was approximately $329,000 and was recorded as goodwill.

In the fourth quarter of the fiscal year ended May 31, 1998, the Company and the former owners of ITC agreed to rescind the transaction, effective June 1, 1998. Under the rescission agreement, the Company received approximately 1,400,000 shares of its stock in exchange for 100% of the stock of ITC, relief from $800,000 of tax obligations incurred by ITC prior to the purchase and a note receivable for $350,000 as reimbursement for losses incurred by ITC and funding by the Company during fiscal 1998. This transaction is being accounted for in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. On June 1, 1998, the investment and net liabilities of ITC were charged against equity and the 1,413,000 common shares were retired. Due to the uncertainty of collection, the $350,000 will be recorded in the period received (see Note 16.) as income from discontinued operations. As of May 31, 2000, $60,000 has been collected and the common shares have been received. The remaining 87,000 shares of the Company's stock issued at the time of the acquisition were retained by an employee of ITC and their value was included in loss from discontinued operations for the year ended May 31, 1998.


Note 4  - Allowance for Doubtful Accounts, Bad Debts
----------------------------------------------------

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999


Note 4  - Allowance for Doubtful Accounts, Bad Debts (continued)

---------------------------------------------------------------

                                         Allowance
                                        For Doubtful       Bad Debt
                                          Accounts          Expense
                                        ------------     ------------

May 31, 2000 provision for
  doubtful accounts                     $      5,000     $      5,000
Direct write off of account receivable             -           43,850
                                        ------------     ------------
                                        $      5,000     $     48,850
                                        ============     ============


Note 5 - Other Current Assets
-----------------------------

Other Current Assets at May 31, 2000 and 1999 consisted of the following:

                                           May 31,
                                 ----------------------------
                                    2000              1999
                                 ----------        ----------

Deposit on equipment             $   61,765        $        -
Prepaid advertising costs                 -             8,000
                                 ----------        ----------
                                 $   61,765        $    8,000
                                 ==========        ==========


NOTE 6 - Business Combinations
------------------------------

The Company acquired 100% of the issued and outstanding voting common stock of TCCF (a reorganized debtor) on July 27, 1999. The consideration and terms are as follows. All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%. In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the confirmation order and the balance will be deposited in four consecutive semi-annual installments of $100,000 (see Note 10). The "effective date" of the closing is ten days after the Bankruptcy Court issued the Order of Confirmation. At the execution of the Letter of Intent of the Company to acquire TCCF, the Company deposited 50,000 shares of its common stock with council for TCCF as security for the performance of its obligations under the agreement. The shares of stock remain outstanding with council as of May 31, 2000.

The United States Bankruptcy Court issued the Order of Confirmation on June 9,1999. The Bankruptcy Court reserved comprehensive and expansive jurisdiction to resolve any dispute and questions arising in
connection with the plan and Confirmation Order.   The court has
jurisdiction over any remaining cases as discussed in Note 18.

The Company began operating as a Reorganized Debtor using Fresh Start Accounting in compliance with Accounting Statement of Position (SOP) 90-7 on July 28, 1999. Except as expressly provided in the Plan, the Confirmation Order shall discharge any and all debts or claims whatsoever and any prior equity interests in the Company. The property and equipment of the Company were restated to properly reflect their reorganized value, the liabilities subject to compromise were reduced to the settlement amounts and those that are not subject to compromise are segregated, prior stockholder's deficit of $1,113,130 was eliminated by recording income forgiveness as an extraordinary item and is not reflected in the consolidated financial statements.

TCCF purchases wholesale long distance and local telecommunications services and resells these services to their customers throughout the United States. This acquisition was recorded using the purchase method of accounting as prescribed by APBO 16. All intercompany accounts were removed

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999


NOTE 6 - Business Combinations (continued)
------------------------------------------

through eliminating entries for the consolidation. The cost of acquiring TCCF was $1,370,000. The excess of the purchase price over the total assets has been recorded as Reorganization Value in Excess of Amounts Allocable to Identifiable Assets and will be amortized over its estimated useful life of 40 years.

The following condensed proforma reflects the results of operations of the company had TCCF been included for the twelve months ended May 31, 2000 and 1999 respectively.


                                          For the Twelve           For the Twelve
                                        Months ended 5/31/01    Months ended 5/31/99
                                        --------------------    --------------------

Revenues                                    $    1,926,330          $    8,270,008
Operating Expenses                               5,243,252               9,156,626
Depreciation & Amortization                        163,287                 171,279

Interest Income                                     20,000                    3776
Interest Expense                                   154,747                   2,082

Loss before Income Taxes                        (3,614,956)             (1,056,203)

Provision for Income Taxes                          -0-                     -0-

Income from discontinued items                      -0-                     73,417

Loss before extraordinary items                 (3,614,956)               (982,786)

Extraordinary Loss                                  -0-                   (369,000)

Net Loss                                    $   (3,614,956)         $   (1,351,786)

Loss Per Share                                        (.21)                   (.13)



NOTE 7 - Property and Equipment
-------------------------------

Property and equipment consists of the following at May 31, 2000 and 1999:

                                         2000              1999
                                     ------------      -------------
Computer Equipment                   $    268,687      $           -
Furniture, fixtures and equipment         147,913             24,085
Software development                      300,000                  -
Accumulated depreciation                  (91,793)           (10,740)
                                     ------------      -------------
Total                                $    624,807      $      13,345
                                     ============      =============


The Company capitalized the cost to develop, design and implement the billing and accounts receivable software used for the Company's internal use. Capital costs consist of contract labor charges incurred by the Company in the year ended May 31, 2000 for computer programmers.

The Software Development costs are being amortized on a straight-line basis over their estimated useful life of seven years.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999

NOTE 8 - Loan Payable - Related Party
-------------------------------------

                                                            May 31,
                                                  ---------------------------
                                                      2000           1999
                                                  -----------    ------------
The notes payable to shareholder and Chief
  Executive Officer are noncollateralized and
  due on demand.  Interest is accrued at
  the Applicable Federal Rate (AFR) of
  approximately 6.25%

    Principal                                     $   500,574    $    489,635
    Accrued Interest Payable                           58,246          46,657
                                                  -----------    ------------
                                                  $   558,820    $    536,292
                                                  ===========    ============


NOTE 9 - Accrued Compensation
-----------------------------

In May, 1999, the Company issued 2,650,000 shares of restricted common stock with a fair value of $331,250 to the Chief Executive Officer and Chief Operating Officer of the corporation as compensation for their services. The Company applied a 75% discount from the quoted market value of the Company's stock in determining the fair value for compensation to officers. A discount of 75% was taken from the quoted market price to reflect the restrictions placed on the officers from selling their stock for a period of one year under SEC Rule 230.144 and the negative effect in price this number of shares would have on the overall market if they were to be offered for sale in block.


NOTE 10 - Notes Payable
-----------------------

Notes payable at May 31,2000 consisted of the following:



                                                           2000             1999
                                                       ------------     ------------
A one year, 13%, $750,000 note payable dated
June 21, 1999 with interest payable quarterly.
The note was renewed, in accordance with
the terms of the note, for an additional
twelve months by giving written notice prior
to maturity.  In order to obtain the financing,
the Company issued a total of 5,000,000 shares
of restricted common stock as defined by Rule
230.144 under the Securities Act of 1933, as
amended.  1,000,000 shares of the Company's
restricted common stock were delivered to the
lender to facilitate the loan and an additional
1,000,000 shares were issued to a related
company (100% owned by the CEO of the Company)
that assisted in obtaining the loan.  The Company
applied a 40% discount from quoted market price
of the Company's stock at the date of issuance
to determine the fair value of the 2,000,000
shares issued as a facility fee.  The "Facility
Fees" associated with the one year note were
expensed in the current period.  Pursuant to
the terms of a Pledge and Security Agreement
between borrower and lender, the Company issued
3,000,000 shares of restricted common stock
to the lender to hold as collateral on the note.
The company shall grant the lender the option
to purchase the pledged shares at an exercise
price of $.36 per share at any time for a period
of two years from the date of pledge.  The
purchase option, if exercised by the lender,
will have no effect on the outstanding balance
of the note.                                           $    750,000     $          0


PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999


NOTE 10 - Notes Payable (continued)
-----------------------------------



Two notes payable due to the creditor trust
fund.  1) A $500,000, 8% non-collateralized
note with semi-annual payments of $100,000
starting July 26, 1999.  The proceeds from
this note are for paying the allowed general
unsecured creditors (pre-petition accounts
payable).  This note matures July 26, 2001,
and 2) A $300,000, 8% non-collateralized
note with semi-annual payments of $25,000
starting July 26, 1999.  The proceeds from
this note are for paying allowed priority
tax claims.  This note matures July 26, 2005.               670,820                0
                                                       ------------     ------------

           Total Long Term Debt                           1,420,820                0

           Less Current Portion                             250,000                0

           Net Long Term Debt                          $  1,170,820     $          0
                                                       ============     ============





Principal maturities are as follows for the next five years ending May
31:


               Year                 Amount
            ----------          -------------
               2001             $     250,000
               2002                   900,000
               2003                    50,000
               2004                    50,000
               2005                    50,000
            Thereafter                120,820
                                -------------
                                $   1,420,820
                                -------------



NOTE 11- Loans Payable
----------------------

At May 31, 2000, the company is obligated to the following loans payable:

                                                             2000
                                                         ------------
Two non-interest bearing, non-collateralized
loans due on demand to current employees and
stockholders of the company.                             $    103,722

A non-interest bearing, non-collateralized loan
due on demand to a related company of the Chief
Executive Officer.                                            208,419

Two non-interest bearing, non-collateralized
loans due on demand.                                          299,058
                                                         ------------

        Total Loans Payable                              $    611,199
                                                         ============


NOTE 12 - Income Taxes
----------------------

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999


NOTE 12 - Income Taxes (continued)
----------------------------------


                                        May 31, 2000       May 31, 1999
                                        (000) omitted      (000) omitted
                                        -------------      -------------

Loss carry forward for tax purposes     $       5,880      $       2,320
                                        =============      =============

Deferred tax asset (34%)                $       1,852      $         789
Valuation allowance                            (1,852)              (789)
                                        -------------      -------------
Net deferred tax asset                  $           -      $           -
                                        =============      =============



At May 31, 2000, the Company had federal income tax net operating loss carry forward of approximately $5,420,000 which will expire through the year 2020.

                   Year of Expiration         Amount
                   ------------------     --------------
                         2009             $       43,000
                         2010                    308,000
                         2011                    166,000
                         2012                    193,000
                         2013                    850,000
                         2019                    760,000
                         2020                  3,100,000



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


NOTE 13 - STOCK ISSUED FOR SERVICES
-----------------------------------

The company issued 60,000 shares and 150,000 shares of unrestricted common stock in 1999 and 2000 respectively for payment to various professionals for legal and consulting services rendered to the Company. The trading price of the shares issued, $33,251 and $95,250 respectively, was charged to expense and capital in the year of issuance.


NOTE 14 - RECISSION OF RESTRICTED STOCK
---------------------------------------

In prior years, the Company issued 230,354 shares of restricted common stock to certain individuals and companies in contemplation of services to be rendered. The individuals did not perform. Management reacquired the stock and voided the transaction. No value was placed on the stock at the date of issuance.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999


NOTE 15 - Business Segments
---------------------------

The Company's reportable segments are strategic business units that offer different products or services. The Company has four reportable segments: computer consulting, investment services, telecommunication services, and acquisition services. Intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, expenses or transfers and there have been no allocation of expenses between segments for the years ending May 31, 1999 and 2000. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

The following is a summary of segment activity:


                               Computer      Investment
                               Consulting    Services
                               (Dis-         (Dis-         Telephone     Acquistion
                               continued)    continued)    Services      Services          Totals
                               ----------    ----------    ----------    -----------     ------------

May 31, 1999
------------
Revenues                       $       30    $        -    $         -   $         -     $         30
Interest income                         -             -              -         2,044            2,044
Interest expense                        -            92              -             -               92
Depreciation and amortization           -             -              -        74,429           74,429
Segment profit (loss)                   -             -              -    (1,131,857)               -
Income from discontinued
  operations                      (33,546)       13,417              -        60,000       (1,091,986)
Segment assets                      4,434             -              -       451,730          456,164

May 31, 2000
------------
Revenues                       $        -    $        -    $ 1,748,218    $        -        1,748,218
Interest income                         -             -         20,000             -           20,000
Interest expense                        -             -            643       153,959          154,602
Depreciation and amortization           -             -         84,557         2,584           87,141
Segment profit (loss)                   -             -     (1,693,295)   (1,434,711)      (3,128,006)
Segment assets                          -             -      1,695,790       181,621        1,877,411




NOTE 16 - Commitments and Contingencies
---------------------------------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in
September 2001.   Rent expense for the years ended May 31, 2000 and
1999 was $42,400 and $40,000 respectively, of which $10,600 was accrued at the year ended May 31, 2000.

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

A suit has been filed by the Company in an attempt to recover approximately $290,000 remaining from a promissory note receivable due from ITC, see note 3. As a part of the rescission agreement the management of ITC agreed to relieve the Company from approximately $800,000 of the tax obligations incurred by ITC prior

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999


NOTE 16 - Commitments and Contingencies (continued)
---------------------------------------------------

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

The owners of Mic Mac received 250,000 shares of restricted common stock of the Company and were to receive another 250,000 shares if certain budgeted financial targets were met. The budgeted financial targets were not met by Mic Mac and, therefore, the acquisition was rescinded. The Company returned the books and records to Mic Mac and requested that the 250,000 shares previously issued also be returned. The owners of Mic Mac requested that the second 250,000 be issued and that all restrictions be removed from the shares. In an effort to amicably resolve the suit filed by the owners of Mic Mac, the Company has advised the owners that they will not seek recovery of the previously issued shares and have removed all restrictions. The owners of Mic Mac have not responded to this offer. The final outcome is not determinable at this time.


NOTE 17 - Going Concern
-----------------------

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

In prior years, the Company has made numerous acquisitions, three of which have been rescinded in the years ending May 31, 1999 and 2000. In connection therewith, it has incurred significant selling, general and administrative expenses which have been funded by loans from the Company's chief executive officer and by the selling of common stock in the United States and in foreign markets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company believes that the acquisitions of TCCF will become profitable in the future and will generate future cash flows. However, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to complete the aforementioned acquisition and provide temporary working capital in the U.S. and foreign equity markets. In addition, the Company's chief executive officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.


NOTE 18 - Subsequent Events
---------------------------

1. The Company entered into an "Agreement and Plan of Share Exchange" on July 28, 2000 to acquire Moye and Associates, Inc.,
(Moye), a Georgia Corporation. Moye provides Internet Service, specializing in DSL and web page design to commercial/residential customers throughout the United States. Moye also provides computer sales and service throughout the State of Georgia. The agreement contemplates a tax-free exchange of 600 shares of the Company's common stock for each outstanding share of common stock of Moye. Approximately 600,000 shares of the Company's common stock will be issued. The following is Moye's condensed unaudited statement of assets, liabilities and stockholder's equity - and statement of revenues, expenses and retained earnings - for the six months ended June 30, 2000:

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000 and 1999


NOTE 18 - Subsequent Events (continued)
---------------------------------------


     Statement of Assets, Liabilities and Stockholder's Equity


                                              June 30, 2000
                                               (unaudited)
                                              -------------

          Assets                              $           -
                                              =============

          Liabilities                         $      54,000
          Stockholder's Equity                      (54,000)
                                              -------------
          Total Liabilities and
          Stockholder's Equity                $           -
                                              =============



     Statement of Revenues, Expenses and Retained Earnings

                                             Six Months Ended
                                              June 30, 2000
                                               (unaudited)
                                             ----------------

          Revenues                           $        176,000
          Cost of Sales                                51,000
                                             ----------------
            Gross Profit                              125,000

          Expenses                                   (130,000)
                                             ----------------
          Net Loss                           $         (5,000)
                                              ===============



2. In January, 2001, the Telephone Company of Central Florida, Inc. changed its name to Epicus, Inc.

3. In accordance with a Judgment Payment Agreement dated February 15, 2001 between Epicus, Inc. (formerly Telephone Company of Central Florida, Inc.) and Sprint - Florida, Inc. (Sprint), Epicus agrees to pay Sprint $332,000 together with interest at a rate provided by law. Principal payments of $10,000 each will be due commencing
March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 is payable on October 15, 2002. The $332,000 represents pre-petition and post petition costs to Epicus as a reseller of local telecommunication services that were provided by Sprint through a Master Resale Agreement.