Form 10QSB/A
period 2000-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2001-04-13
CIK 800401

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                Form 10-QSB/A


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
                                 (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                         FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida





                      INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Phoenix International Industries, Inc.

We have reviewed the accompanying Balance Sheets of Phoenix International Industries, Inc. and consolidated subsidiaries as of November 30, 2000 and May 31, 2000 and the related consolidated statements of operations for the three month and six month periods ending November 30, 2000 and 1999, and the consolidated statement of stockholders' deficit for the six month period from May 31, 2000, through November 30, 2000, and the consolidated statements of cash flows for the six month period ending November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                ASSETS
                                                                   (000's omitted)
                                                          November 30, 2000     May 31, 2000
                                                          -----------------   --------------

Current Assets
  Cash                                                    $            47     $           47
  Accounts receivable net of allowance for
    doubtful accounts of $5,000                                       548                332
  Refundable deposit                                                   90                110
  Other current assets                                                 77                 77
                                                          ---------------     --------------
     Total Current Assets                                             762                566
                                                          ---------------     --------------

Property and equipment, net                                           750                624
Reorganization value in excess of amounts allocable
  to identifiable assets, net of $8,000 and $0
  accumulated amortization                                            670                678
Restricted cash                                                       200                  -
Goodwill                                                              125                  -
Other assets                                                          142                  9
                                                          ---------------     --------------
     Total Assets                                         $         2,649     $        1,877
                                                          ===============     ==============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                        $         1,365      $         977
  Loan payable                                                        336                611
  Note payable - current portion                                      250                250
  Accrued and other liabilities                                       272                 81
                                                          ---------------     --------------
     Total Current Liabilities                                      2,223              1,919
                                                          ---------------     --------------

Note payable, net of current portion                                3,028              1,171
Note payable, related party                                           500                559
                                                          ---------------     --------------
     Total Liabilities                                              5,751              3,649
                                                          ---------------     --------------

Stockholders' Deficit
  Preferred stock, $0.001 par value: 20,000,000
    shares authorized: no shares outstanding                            -                  -
  Common stock, $0.001 par value; 200,000,000
    shares authorized:
    22,311,859 and 19,353,847 shares issued
    and outstanding                                                    22                 19
  Additional paid-in-capital                                        8,311              7,543
  Accumulated deficit                                             (11,435)            (9,334)
                                                          ---------------     --------------
     Total Stockholders' Deficit                                   (3,102)            (1,772)
                                                          ---------------     --------------
     Total Liabilities and Stockholders' Deficit          $         2,649     $        1,877
                                                          ===============     ==============





        See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                              (000's omitted)                         (000's omitted)
                                                             Three Months Ended                       Six Months Ended
                                                     November 30, 2000   November 30, 2000  November 30, 2000   November 30, 1999
                                                     -----------------   -----------------  -----------------   -----------------

Revenues                                             $             700   $          394     $           1,220                 765
Cost of Sales                                                      695              442                 1,213                 730
                                                     -----------------   --------------     -----------------   -----------------
Gross Profit                                                         5              (48)                    7                  35
                                                     -----------------   --------------     -----------------   -----------------

Operating Expenses
  Selling, general and administrative                            1,324              131                  1991                 455
  Depreciation and amortization                                      -                -                     -                   -
  Interest Expense                                                 117                1                   117                   1
                                                     -----------------   --------------     -----------------   -----------------
    Total Operating Expenses                                     1,441              132                 2,108                 456
                                                     -----------------   --------------     -----------------   -----------------

Operating Loss                                                  (1,436)            (180)               (2,101)               (421)

Income tax benefit (provision)                                       -                -                     -                   -
                                                     -----------------   --------------     -----------------   -----------------
    Loss from continuing operations                             (1,436)            (180)               (2,101)               (421)
                                                     -----------------   --------------     -----------------   -----------------

Discontinued operations
  Income (loss) from discontinued operations                         -                -                     -                (151)
                                                     -----------------   --------------     -----------------   -----------------
    Net Loss                                         $          (1,436)  $         (180)    $          (2,101)  $            (572)
                                                     =================   ==============     =================   =================

Loss per share
  Loss from continuing operations                    $           (0.07)  $        (0.01)    $           (0.10)  $           (0.03)
                                                     =================   ==============     =================   =================
  Net loss                                           $           (0.07)  $        (0.01)    $           (0.10)  $           (0.05)
                                                     =================   ==============     =================   =================
  Fully diluted                                      $           (0.06)  $        (0.01)    $           (0.09)  $           (0.05)
                                                     =================   ==============     =================   =================
  Weighted average common shares                                21,689           12,139                20,773              12,139
                                                     =================   ==============     =================   =================
  Fully diluted common shares                                   22,963           12,139                22,963              12,139
                                                     =================   ==============     =================   =================




        See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

                                                                                                          Total
                                  Shares          Common Stock      Additional Paid       Retained     Stockholders'
                                Outstanding     Par Value $.001       in Capital          Earnings        Equity
                                -----------     ---------------     ---------------     ------------   ------------


Balance, May 31, 2000            19,353,847     $        19,354     $     7,543,466     $ (9,333,938)  $ (1,771,118)

Cash received for stock issued
  in a prior period                                                          85,000                          85,000

Stock Issued for services           240,200                 240              92,466                          92,706

Purchase of Best Net                200,000                 200              63,200                          63,400

Sale of common stock                400,000                 400             299,600                         300,000

Net Loss                                                                                    (665,438)      (665,438)
                                -----------     ---------------     ---------------     ------------   ------------
Balance, August 31, 2000         20,194,047              20,194           8,083,732       (9,999,376)    (1,895,450)
                                -----------     ---------------     ---------------     ------------   ------------

Debt converted to equity          1,644,812               1,645             182,281                         183,926

Stock issued for services           273,000                 273              29,757                          30,030

Purchase of Bestnet                 200,000                 200              15,600                          15,800

Net Loss                                                                                  (1,436,324)    (1,436,324)
                                -----------     ---------------     ---------------     ------------   ------------
Balance, November 30, 2000       22,311,859     $        22,312     $     8,311,370     $(11,435,700)  $ (3,102,018)
                                ===========     ===============     ===============     ============   ============







        See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   (000's omitted)
                                                                  Six Months Ended
                                                          November 30, 2000   November 30, 1999
                                                          -----------------   -----------------

Cash Flows From Operating Activities
  Net Income                                              $      (2,101)       $         (572)
  Add items not requiring outlay of cash:
  Depreciation and amortization                                      64                     -
  Debt coversion expense                                             64                     -
  Stock issued in payment for expenses                              123                     -
  Cash was provided by:
    Decrease in refundable deposit                                   20                     -
    Increase in accounts payable                                    371                   539
    Increase in accrued liabilities                                 155                   166
    Increase in other current liabilities                           743                     -
  Cash was used in:
    Increase in account receivable                                 (216)                  (99)
    Increase in prepaid expenses                                      -                     -
    Increase in other assets                                          -                  (409)
                                                          -------------        --------------
    Net Cash Used in Operating Activities                          (777)                 (375)
                                                          -------------        --------------

Cash Flows From Investing Activities
  Acquisition of property and equipment                            (190)                 (654)
  Other                                                            (155)                   86
                                                          -------------        --------------
    Net Cash Used in Investing Activities                          (345)                 (568)
                                                          -------------        --------------
Cash Flows From Financing Activities
  Proceeds from borrowings                                        1,857                   857
  Proceeds from sale of stock                                       385                     -
  Repayment of short term notes payable                            (861)                    -
  Payment of loans payable                                          (59)                    -
  Purchase of certificate of deposit
    - restricted cash                                              (200)                    -
                                                          -------------        --------------
    Net Cash Provided by (used in)
    Financing Activities                                          1,122                   857
                                                          -------------        --------------

Net Increase (Decrease) in Cash                                       -                   (86)
Cash at Beginning of Period                                          47                   127
                                                          -------------        --------------
Cash at End of Period                                     $          47        $           41
                                                          =============        ==============





        See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   (000's omitted)
                                                                  Six Months Ended
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

The company acquired Moye and Associates, Inc., a computer-consulting firm and Internet service provider, in July 2000. The consulting services provided by Moye and Associates are primarily to commercial businesses. The Internet services are primarily to individual customers in the Southeastern United States.

The Officers of the Company and HDX mutually agreed on March 20, 2000 to exchange the stock and records of HDX for all shares of stock issued by the Company to HDX at its acquisition in July 1997.

Principals Of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Telephone Company of Central Florida and Moye Associates, Inc. d/b/a Best Net as of November 30, 2000 and Telephone Company of Central Florida as of May 31, 2000 after elimination of intercompany accounts and transactions.

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

The Company capitalized the cost to develop, design and implement the billing and accounts receivable software used for the Company's internal use. Capitalized costs consist of contract labor charges incurred by the Company for computer programmers. The software development costs are being amortized on a straight-line basis over their estimated useful life of seven years.

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

The weighted average common shares outstanding for the three months ended November 30, 2000 and November 30, 1999 were $21,689,000 and $12,139,000 respectively. The fully diluted common shares for the three months ended November 30, 2000 and November 30, 1999 were 22,963,000 and 12,139,000 respectively.

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

The Company holds cash in one banking institution in excess of FDIC insurance limits


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



See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Property and Equipment
-------------------------------

Property and equipment consists of the following at November 30, 2000 and May 31, 2000:

                                     November 30,2000    May 31, 2000
                                     ----------------    ------------

Computer Equipment                   $      327,699      $    268,687
Furniture, fixtures and equipment           191,264           147,913
Software Development                        387,670           300,000
Accumulated Depreciation                   (156,280)          (91,793)
                                     --------------      ------------
        Total                        $      750,353      $    624,807
                                     ==============      ============


Depreciation and amortization expense for the six months ended
November 30, 2000 and the year ended May 31, 2000 was 72,487 and
87,141 respectively.


NOTE 4 - Other Current Assets
-----------------------------

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

The United States Bankruptcy Court issued the Order of
Confirmation on June 9,1999.  The Bankruptcy Court reserved
comprehensive and expansive jurisdiction to resolve any dispute and questions arising in connection with the plan and
Confirmation Order.   The court has jurisdiction over any
remaining cases as discussed in Note 15.




See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Business Combinations (continued)
------------------------------------------

The Company began operating as a Reorganized Debtor using Fresh Start Accounting in compliance with Accounting Statement of Position (SOP) 90-7 on July 28, 1999. Except as expressly provided in the Plan, the Confirmation Order shall discharge any and all debts or claims whatsoever and any prior equity interests in the Company. The property and equipment of the Company were restated to properly reflect their reorganized value, the liabilities subject to compromise were reduced to the settlement amounts and those that are not subject to compromise are segregated, prior stockholders' deficit of $1,113,130 was eliminated by recording income forgiveness as an extraordinary item and is not reflected in the consolidated financial statements.

NOTE 7 - Loans Payable
----------------------

At November 30, 2000, the company is obligated to the following loans payable:

Two non-interest bearing, non-collateralized
loans due on demand to current employees and
stockholders of the company.                                $  97,878

A non-interest bearing, non-collateralized
loan due on demand to a related company of
the Chief Executive Officer.                                   10,149

Three non-interest bearing, non-collateralized
loans due on demand                                           227,915
                                                            ---------
Total Loans Payable                                         $ 335,942
                                                            =========


NOTE 8 - Convertible Debenture
------------------------------

The Company issued $2 million of 12% secured convertible debentures on June 22, 2000 that mature in December 2001. Interest is payable quarterly commencing on June 30, 2000 and each quarter thereafter while such debentures are outstanding. All overdue and unpaid interest shall entail a late fee at the rate of 15% per annum. The debenture shall be convertible into shares of common stock at the option of the holder, in whole or in part at any time and from time to time, after the original issue date. The number of shares of common stock issuable upon a conversion shall be determined by a formula as specified in the agreement. The exercise price is equal to 65% of the average of the per share market values of the common stock during the five trading days immediately preceding the date of exercise. A holder may not convert debentures or receive shares of common stock as payment of interest to the extent such conversions or receipt of such interest payment would result in the holder beneficially owning in excess of 9.999% of the then issued and outstanding shares of common stock. At November 30, 2000, the holder has converted 1,644,812 shares with a fair market value of $183,926. Sixty-five percent of the fair market value or $119,552 has been recorded as a reduction of debt and $64,374 (35% of fair market value) has been recorded in the current period as debt conversion expense. The capital account was increased by $183,926.


NOTE 9 - Loan Payable - Related Party
-------------------------------------

The notes payable to shareholder and Chief Executive Officer is noncollaterized and due on demand. Interest is accrued at the Applicable Federal Rate (AFR) of approximately 6.25%.


                            November 30, 2000     November 30, 1999
                            -----------------     -----------------

Principal                   $         500,574     $         650,979
Accrued Interest Payable               19,419                  -
                            -----------------     -----------------
Total                       $         519,993     $         650,979
                            =================     =================




See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Notes Payable
-----------------------

Notes payable at May 31,2000 consisted of the following:



                                                          2000            1999
                                                     -------------    -------------
A one year, 13%, $750,000 note payable dated
June 21, 1999 with interest payable quarterly.
The note was renewed, in accordance with the
terms of the note, for an additional twelve
months by giving written notice prior to
maturity.  In order to obtain the financing
the Company issued a total of 5,000,000
shares of restricted common stock as defined
by Rule 230.144 under the Securities Act of
1933, as amended.  1,000,000 shares of the
Company's restricted common stock were
delivered to the lender to facilitate the
loan and an additional 1,000,000 shares were
issued to a related company (100% owned by the
CEO of the Company) that assisted in obtaining
the loan.  The Company applied a 40% discount
from quoted market price of the Company's stock
at date of issuance to determine the fair value
of the 2,000,000 shares issued as a facility
fee.  The "Facility Fees" associated with the
one year note were expensed in the current
period.  Pursuant to the terms of a Pledge and
Security Agreement between borrower and lender,
the Company issued 3,000,000 shares of
restricted common stock to the lender to hold
as collateral on the note.  The company shall
grant the lender the option to purchase the
pledged shares at an exercise price of $.36 per
share at any time for a period of two years
from the date of pledge.  The purchase option,
if exercised by the lender, will have no effect
on the outstanding balance of the note.              $     750,000     $          0

Two notes payable due to the creditor trust fund.
1) A $500,000, 8% non-collateralized note with
$100,000 payment due semi-annually starting July
26, 1999.  The proceeds from this note are for
paying the allowed general unsecured creditors
(pre-petition accounts payable).  This note
matures July 26, 2001 and 2) A $300,000, 8%
non-collateralized note with semiannual
payments of $25,000 staring July 26, 1999.  The
proceeds from this note are for paying allowed
priority tax claims.  This note matures July 26,
2005.                                                      647,797                0

Secured convertible debentures were issued at
12% with interest paid quarterly.  The debentures
mature December 2001.  (see Note 8)                      1,880,448                0
                                                     -------------    -------------

Total Long Term Debt                                     3,278,245                0

Less Current Portion                                       250,000                0
                                                     -------------    -------------

Net Long Term Debt                                   $   3,028,245    $           0
                                                     =============    =============



Principal maturities are as follows for the next five years ending November 30, 2000.


               Year                 Amount
            ----------         ----------------
               2001            $        250,000
               2002                   2,780,448
               2003                      50,000
               2004                      50,000
               2005                      50,000
            Thereafter                   97,797
                               ----------------
                               $      3,278,245
                               ================



See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - Consulting Agreements
-------------------------------

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


NOTE 12 - Income Taxes
----------------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:


                                           (000's Omitted)
                                          November 30, 2000
                                          -----------------

Loss carry forward for tax purposes          $      7,252
                                             ============
Deferred tax asset (34%)                            2,432
Valuation allowance                                (2,432)
                                             ------------
Net deferred tax asset                       $          -
                                             ============



At November 30, 2000, the Company had federal income tax net operating loss carry forward of approximately $7,100,000 which will expire through the year 2020.


           Year of Expiration              Amount
           ------------------         ----------------
                 2009                  $      43,000
                 2010                        308,000
                 2011                        166,000
                 2012                        193,000
                 2013                        850,000
                 2019                        760,000
                 2020                      3,100,000
                 2021                      1,730,000



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




See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Business Segments
---------------------------

The Company's reportable segments are strategic business units that offer different products or services. The Company has four reportable segments: computer consulting, investment services, telecommunication services, and acquisition services. Intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, expenses or transfers and there have been no allocation of expenses between segments for the year ending May 31, 1999 and 2000. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

The following is a summary of segment activity:

                               Computer
                               Consulting
                               (Dis-         Computer      Telephone     Acquistion
                               continued)    Consulting    Services      Services          Totals
                               ----------    ----------    ---------     ----------      ----------
For the three months ended
November 30, 2000
-----------------
Revenues                       $        -    $      116    $     584     $        -      $      700
Interest income                         -             -            -              1               1
Interest expense                        -             -            -            117             117
Depreciation and amortization                         1           38              1              40
Segment profit (loss)                                (6)        (705)          (725)         (1,436)
Segment assets                          -             9        2,178            462           2,649

For the three months ended
November 30, 1999
-----------------
Revenues                       $        -    $        -     $    394     $        -      $      394
Interest income                         -             -            -              -               -
Interest expense                        -             -            -              1               1
Depreciation and amortization           -             -            8              -               8
Loss from discontinued
  operations                          152             -            -              -             152
Segment profit (loss)                   -             -         (108)           (72)           (180)
Segment assets                          -             -        1,288            244           1,532




NOTE 14 - Commitments and Contingencies
---------------------------------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in
September 2001.   Rent expense for the three month period ended
November 30, 2000 and 1999 was $10,600 of which $10,600 was accrued at November 30, 2000.

The Company is obligated for the lease of an automobile for 36 months with monthly payments of $508. The lease expires in December 2001.

A suit was filed against the Company for nonpayment of rents subsequent to vacating office space occupied by the Company until approximately November 1995. A default judgment was obtained against the Company. To date, nobody has come forward to follow up on the judgment or made any effort to collect. The potential cost to the Company, if any, is not determinable at this time.







See accompanying independent accountant's review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Commitments and Contingencies (continued)
---------------------------------------------------

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

The owners of Mic Mac received 250,000 shares of restricted common stock of the Company and were to receive another 250,000 shares if certain budgeted financial targets were met. The budgeted financial targetswere not met by Mic Mac and therefore the acquisition was rescinded. The Company returned the books and records to Mic Mac and requested that the 250,000 shares previously issued also be returned. The owners of Mic Mac requests that the second 250,000 be issued and that all restrictions be removed from the shares. In an effort to amicably resolve this issue, the Company has advised the owner of Mic Mac that they will not seek recovery of the previously issued shares and have removed all restrictions. The owners of Mic Mac had not responded to this offer. The final outcome is not determinable at this time.


NOTE 15 - Subsequent Event
--------------------------

In January 2001, the Telephone Company of Central Florida, Inc.
changed its name to Epicus, Inc.

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

The entire amount has been recorded as an account payable on Epicus books from the date of acquisition and will be reclassified as a debt in accordance with the Judgment Payment Agreement.

NOTE 16 - Going Concern
-----------------------

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplate the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses in the last two years aggregating approximately $5,900,000 and, as of November 30, 2000, has a deficit of approximately 11,000,000 and insufficient working capital.

The Company rescinded certain acquisitions recorded prior to the year beginning June 1, 1998 (ITC rescinded May 31, 1998 but effective June 1, 1998, Mic Mac rescinded on March 31, 1999, HDX rescinded March 20, 2000, Cambridge Holdings, LLC rescinded in November 1999 but effective back to date of acquisition at December 1998). In addition the company negotiated the acquisition of TCCF and Moye and Associates d/b/a Best Net. In connection therewith, it has incurred significant selling, general and administrative expenses which have been funded by loans from which have been funded by loans from the Company's chief executive officer and selling of common stock in the United States and in foreign markets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


See accompanying independent accountant's review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - Going Concern (continued)
-----------------------------------

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

     Although no longer owned by the Company, HDX 9000, Inc.'s, President, Timothy Palmer, continues to serve as a Director of the Company and act as a consultant on an "as needed" basis. Future involvement between the Company and its former subsidiary is unlikely.

     The Company's net losses for the three month period ended November 31, 2000, continue to be the result of expenses involved with supporting the day to day operation of TCCF, the expenses of expanding its affiliates sales operations, including the posting of a $200,000 deposit to BellSouth for TCCF, and the acquisition of additional subsidiaries. Also contributing to the Company loss during the period are the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation. The Company also incurred non-cash expenses associated with the issuance of 1,644,812 shares of stock to the underwriters of the convertible debenture referred to above.

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

     Also, as previously referred to, during the previous reporting period, which ended August 31, 2000, the Company entered into a Secured Convertible Debenture Purchase Agreement consisting of 12% Secured Convertible Debentures, and Common Stock Purchase Warrants, for the initial amount of no less than $2,000,000. This Agreement was constructed in a manner that at the Company's discretion allows rollovers, additional tranches or other means of raising additional capital beyond the initial $2,000,000. This agreement is with private investors who received the right to register said stock in accordance with the SB-2 registration statement prepared by Phoenix's legal counsel and filed with the SEC.

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