Form 10QSB
period 2001-02-28
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2001-04-19
CIK 800401

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                               Form 10-QSB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: February 28, 2001

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

     Common Stock, $.001 par value 39,932,854 shares outstanding as of
                            February 28, 2001.


        Transitional Small Business Disclosure Format: Yes [ ] No [X]

                   PHOENIX INTERNATIONAL INDUSTRIES, INC.


                                   INDEX

Financial Information

   Financial Statements:

      Independent Accountant's Report                                     1

      Consolidated Balance Sheets as of November 30, 2000 and
      May 31, 2000                                                        2

      Consolidated Statements of Operations for the three month
      and six month periods ended November 30, 2000 and 1999              3

      Consolidated Statements of Stockholders' Deficit
      for the six month period ended November 30, 2000                    4

      Consolidated Statements of Cash Flows for the six month
      periods ended November 30, 2000 and 1999                            5

      Notes to the Consolidated Financial Statements                      7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS                           16

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              18

ITEM 2.   CHANGES IN SECURITIES                                          19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            19

ITEM 5.   OTHER INFORMATION                                              19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               19

          SIGNATURES                                                     20

                      PHOENIX INTERNATIONAL INDUSTRIES

                     CONSOLIDATED FINANCIAL STATEMENTS

                            FEBRUARY 28, 2001

                      WIESENECK, ANDRES & COMPANY, P.A.
                        Certified Public Accountants
                        772 U.S. HIGHWAY 1, SUITE 100
                      NORTH PALM BEACH, FLORIDA  33408
                              (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                       FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida




                    INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Phoenix International Industries, Inc.

We have reviewed the accompanying Balance Sheets of Phoenix International Industries, Inc. and consolidated subsidiaries as of February 28, 2001 and May 31, 2000 and the related consolidated statements of operations for the three month and nine month period ending February 28, 2001 and 2000, and the consolidated statement of stockholders' deficit for the nine month period from May 31, 2000, through February 28, 2001, and the consolidated statements of cash flows for the nine month period ending February 28, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has accumulated losses of approximately $13 million as of February 28, 2001, has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      /s/Wieseneck, Andres & Company, P.A.

April 11, 2001

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                   ASSETS
                                                       (000's omitted)
                                             February 28, 2001    May 31, 2000
                                             -----------------  ----------------

Current Assets
  Cash                                       $             155  $             47
  Accounts receivable net of allowance
    for doubtful accounts of $10,000 and
    $5,000 respectively                                    706               332
  Refundable deposit                                         -               110
  Prepaid expenses                                          13                 -
  Other current assets                                      77                77
                                             -----------------  ----------------
      Total Current Assets                                 951               566
                                             -----------------  ----------------

  Property and equipment, net                              718               624
  Intangible assets                                        689               678
  Restricted cash                                          203                 -
  Goodwill                                                 123                 -
  Other assets                                             417                 9
                                             -----------------  ----------------
      Total Assets                           $           3,101  $          1,877
                                             =================  ================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                           $           1,780  $            977
  Loan payable                                             473               611
  Note payable - current portion                           250               250
  Accrued and other liabilities                            285                81
                                             -----------------  ----------------
      Total Current Liabilities                          2,788             1,919


  Note payable, net of current portion                   2,771             1,171
  Note payable, related party                              465               559
                                             -----------------  ----------------
      Total Liabilities                                  6,024             3,649
                                             -----------------  ----------------

Stockholders' Deficit
  Preferred stock, $0.001 par value: 20,000,000
    shares authorized: no shares outstanding                 -                 -
  Common stock, $0.001 par value; 200,000,000
    shares authorized: 39,932,854 and 19,353,847
    shares issued and outstanding                           40                19
  Additional paid-in-capital                            10,168             7,543
  Accumulated deficit                                  (13,131)           (9,334)
                                             -----------------  ----------------
   Total Stockholders' Deficit                          (2,923)           (1,772)
                                             -----------------  ----------------
    Total Liabilities and
       Stockholders' Deficit                 $           3,101  $          1,877
                                             =================  ================



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                         (000's ommitted)                       (000's ommitted)
                                                        Three Months Ended                      Nine Months Ended
                                                        ------------------                      -----------------
                                             February 28, 2001   February 29, 2000    February 28, 2001   February 29, 2000
                                             -----------------   -----------------    -----------------   -----------------

Revenues                                     $           1,108   $             501    $           2,328               1,266
Cost of Sales                                              986                 612                2,199               1,294
                                             -----------------   -----------------    -----------------   -----------------
Gross Profit                                               122                (111)                 129                 (28)
                                             -----------------   -----------------    -----------------   -----------------
Operating Expenses
  Selling, general and administrative                    1,714                 504                 3656                1008
  Interest Expense                                         103                   -                  270                   -
                                             -----------------   -----------------    -----------------   -----------------
        Total Operating Expenses                         1,817                 504                3,926               1,008
                                             -----------------   -----------------    -----------------   -----------------

Operating Loss                                          (1,695)               (615)              (3,797)             (1,036)

Income tax benefit (provision)                               -                   -                    -                   -
                                             -----------------   -----------------    -----------------   -----------------
  Loss from continuing operations                       (1,695)               (615)              (3,797)             (1,036)
                                             -----------------   -----------------    -----------------   -----------------

Discontinued operations
  Income (loss) from discontinued operations                 -                   -                    -                 (65)
                                             -----------------   -----------------    -----------------   -----------------
    Net Loss                                 $          (1,695)  $             (615)  $          (3,797)  $          (1,101)
                                             =================   ==================   =================   =================
Loss per share

  Loss from continuing operations            $           (0.06)  $            (0.03)  $           (0.16)  $           (0.07)
                                             =================   ==================   =================   =================
  Net loss                                   $           (0.06)  $            (0.03)  $           (0.16)  $           (0.08)
                                             =================   ==================   =================   =================
  Fully diluted                              $           (0.04)  $            (0.03)  $           (0.09)  $           (0.08)
                                             =================   ==================   =================   =================
  Weighted average common shares                        30,388               18,594              23,978              13,979
                                             =================   ==================   =================   =================
  Fully diluted common shares                           43,922               18,594              43,922              13,979
                                             =================   ==================   =================   =================




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART 1:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

                                                                                                         Total
                                 Shares          Common Stock      Additional Paid    Accumulated     Stockholders'
                               Outstanding     Par Value $.001        in Capital        Deficit          Deficit
                              -------------   -----------------   -----------------  -------------   --------------

Balance, May 31, 2000           19,353,847    $          19,354   $       7,543,466  $  (9,333,938)  $   (1,771,118)

Cash received for stock issued
in a prior period                                                            85,000                          85,000

Stock Issued for services          240,200                  240              92,466                          92,706

Purchase of Best Net               200,000                  200              63,200                          63,400

Sale of common stock               400,000                  400             299,600                         300,000

Net Loss                                                                                  (665,438)        (665,438)
                              ------------    -----------------   -----------------  -------------   --------------
Balance, August 31, 2000        20,194,047               20,194           8,083,732     (9,999,376)  $   (1,895,450)
                              ------------    -----------------   -----------------  -------------   --------------

Debt converted to equity         1,644,812                1,645             182,281                         183,926

Stock issued for services          273,000                  273              29,757                          30,030

Purchase of Bestnet                200,000                  200              15,600                          15,800

Net Loss                                                                                (1,436,324)      (1,436,324)
                              ------------    -----------------   -----------------  -------------   --------------
Balance, November 30, 2000      22,311,859               22,312           8,311,370    (11,435,700)      (3,102,018)
                              ------------    -----------------   -----------------  -------------   --------------

Sale of common stock            10,300,000               10,300             394,054                         404,354

Debt converted to equity         3,920,995                3,921             566,041                         569,962

Stock issued for services        3,400,000                3,400             896,450                         899,850

Net Loss                                                                                (1,695,328)      (1,695,328)
                              ------------    -----------------   -----------------  -------------   --------------
Balance, February 28, 2001      39,932,854    $          39,933   $      10,167,915  $ (13,131,028)  $   (2,923,180)
                              ============    =================   =================  =============



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       (000's omitted)
                                                       Nine Months Ended
                                             February 28, 2001  February 29, 2000
                                             -----------------  -----------------
Cash Flows From Operating Activities
  Net Income                                 $          (3,797) $          (1,101)
    Add items not requiring outlay of cash:
    Bad debt                                                 5                  -
    Depreciation and amortization                          104                  -
    Debt coversion expense                                 264                  -
    Stock issued in payment for expenses                 1,063                  -
Cash was provided by
    Decrease in refundable deposit                         110                  -
    Increase in accounts payable                           803                760
    Increase in accrued liabilities                        205                189
    Increase in other current liabilities                    -                  -
Cash was used in
    Increase in account receivable                        (380)              (281)
    Increase in prepaid expenses                           (13)                 -
    Increase in other assets                              (408)              (411)
                                             -----------------  -----------------
      Net Cash Used in Operating Activities             (2,044)              (844)
                                             -----------------  -----------------

Cash Flows From Investing Activities
    Acquisition of property and equipment                 (174)              (646)
    Other                                                 (118)                 -
                                             -----------------  -----------------
      Net Cash Used in
      Investing Activities                                (292)              (646)
                                             -----------------  -----------------

Cash Flows From Financing Activities
    Proceeds from borrowings                             2,590                980
    Proceeds from sale of stock                            789                496
    Stock issued in payment of debt                        490                  -
    Repayment of short term notes payable                 (822)                 -
    Payment of loans payable                              (400)               (25)
    Purchase of certificate of deposit -
      restricted cash                                     (203)                 -
                                             -----------------  -----------------
      Net Cash Provided by
      Financing Activities                               2,444              1,451
                                             -----------------  -----------------

Net Increase (Decrease) in Cash                            108                (39)
Cash at Beginning of Period                                 47                128
                                             -----------------  -----------------
Cash at End of Period                        $             155  $              89
                                             =================  =================




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       (000's omitted)
                                                       Nine Months Ended
                                             February 28, 2001  February 29, 2000
                                             -----------------  -----------------

Supplemental Disclosures
------------------------

Cash Paid during the Year for
  Interest Income                                          13                   -
  Interest Expense                                         63                   -
  Income taxes                                              -                   -

Non Cash Transactions

  Stock issued for payment of services                  1,063                   -
  Stock issued for payment of debt                        954                   -
  Purchase of Moye and Associates (d/b/a Bestnet)
    for stock                                              79                   -



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies and General Matters
-----------------------------------------------------------------------

Organization
------------

Phoenix International Industries, Inc., (the Company), and subsidiaries purchase wholesale long distance and local telecommunication services and resells these services to its customers throughout the United States. Epicus, Inc. (Epicus) formerly known as The Telephone Company of Central Florida, a wholly owned subsidiary, was acquired during the year ended May 31, 2000 as a reorganized debtor to facilitate these activities.

The company acquired Moye and Associates, Inc., a computer-consulting firm and Internet service provider, in July 2000. The consulting services provided by Moye and Associates are primarily to commercial businesses. The Internet services are primarily to individual customers in the Southeastern United States. In January 2001, Moye & Associates was dissolved and merged its operations with Epicus, Inc. as discussed in Note 6.

The Officers of the Company and HDX mutually agreed on March 20, 2000 to exchange the stock and records of HDX for all shares of stock issued by the Company to HDX at its acquisition in July 1997.

Principals Of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Epicus, Inc. as of February 28, 2001 and 2000 respectively after elimination of all significant intercompany transactions.

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

Goodwill and Intangible Assets
-------------------------------

Goodwill represents the excess of the purchase price over the fair values of the net assets and liabilities acquired resulting from business combinations and are being amortized on a straight-line basis over five to ten years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted cash flows method.

Intangible assets consist of the portion of the reorganization value that could not be attributed to specific tangible or intangible assets of Epicus during acquisition and recognized as Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. The asset is being amortized over 40 years using the straight-line basis in conformity with APB Opinion 17.

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

Property and Equipment (continued)
----------------------------------

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

The weighted average common shares outstanding for the three months and nine months ended February 28, 2001 were 30,389,000 and 23,978,000 shares respectively. The fully diluted common shares for the three months and nine months ended February 28, 2001 were 43,922,000 and 23,978,000 respectively.

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


NOTE 2 - Allowance for Doubtful Accounts, Bad Debts
---------------------------------------------------

The Company established an allowance for doubtful accounts in the amount of $10,000 and $5,000 for the nine months ended February 28, 2001 and the year ending May 31, 2000 respectively. The amounts charged to the allowance for doubtful accounts represented .2% (two tenths of one percent) of sales for the nine months ended February 28, 2001 and .3% (three tenths of 1%) of sales for the fiscal year ended May 31, 2000.


      See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Property and Equipment
-------------------------------

Property and equipment consists of the following at February 28, 2001 and May 31, 2000:

                                   February 28, 2001         May 31, 2000
                                   -----------------        --------------

Computer Equipment                 $         329,838        $      268,687
Furniture, fixtures and equipment            191,264               147,913
Software Development                         387,670               300,000
Accumulated Depreciation                    (190,717)              (91,793)
                                   -----------------        --------------
        Total                      $         718,055        $      624,807
                                   =================        ==============


Depreciation and amortization expense for the nine months ended
February 28, 2001 and the year ended May 31, 2000 was $103,594 and $87,141 respectively.

NOTE 4 - Other Current Assets
-----------------------------

At February 28, 2001 and May 31, 2000, other current assets consisted of a non-interest bearing, non-collateralized $15,000 loan due on demand from an Officer and Stockholder of the Company and $62,000 of various deposits.

NOTE 5 - Restricted Cash
------------------------

Restricted cash is an eighteen-month certificate of deposit that is held by a bank to collateralize a letter of credit of an equal amount for the benefit of Bell South.

NOTE 6 - Business Combinations
------------------------------

(1)	The Company acquired 100% of the outstanding common stock
(1,000 shares) of Moye & Associates, Inc. (doing business as BEST NET (Best Net), which is incorporated in the state of Georgia, on July 28, 2000. The shareholders' of Best Net are to receive 600 shares of the Company's stock for each common share of Best Net held; 200,000 shares of the Company's stock were issued at closing, 200,000 shares were delivered in November 2000, and the remaining 200,000 will be issued 270 days from the closing, approximately April 28, 2001. The business combination was
accounted for by the purchase method.   On January 26, 2001 the
board of directors voted to dissolve the company Moye & Associates, Inc. and merge its operations with Epicus. Epicus will continue providing Internet services doing business as (d/b/a) Best Net.

(2)	The Company acquired 100% of the issued and outstanding
voting common stock of The Telephone Company of Central Florida, Inc. (a reorganized debtor) on July 27, 1999. The Telephone Company of Central Florida, Inc. changed its name to Epicus, Inc. in January 2000. The consideration and terms are as follows.
All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%. In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the confirmation order and the balance will be deposited in four consecutive semi-annual installments of $100,000 (see Note 10). The "effective date" of the closing is ten days after the Bankruptcy Court issued the Order of Confirmation.

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


NOTE 7 - Accrued Compensation
-----------------------------

In February 2001, the Company issued 2,500,000 shares of common stock with a fair value of $670,000 to the Chief Executive Officer and Chief Operating Officer of the corporation as compensation for their services.


NOTE 8 - Loans Payable
----------------------

At February 28, 2001, the company is obligated to the following loans payable:

Two non-interest bearing, non-collateralized
loans due on demand to current employees and
stockholders of the company.                            $    97,878

A non-interest bearing, non-collateralized
loan due on demand to a related company of
the Chief Executive Officer.                                157,014

Three non-interest bearing, non-collateralized
loans due on demand                                         218,000
                                                        -----------
             Total Loans Payable                        $   472,892
                                                        ===========

NOTE 9 - Convertible Debenture
------------------------------

The Company issued $2 million of 12% secured convertible debentures on June 22, 2000 that mature in December 2001. Interest is payable quarterly commencing on June 30, 2000 and each quarter thereafter while such debentures are outstanding. All overdue and unpaid interest shall entail a late fee at the rate of 15% per annum. The debenture shall be convertible into shares of common stock at the option of the holder, in whole or in part at any time and from time to time, after the original issue date. The number of shares of common stock issuable upon a conversion shall be determined by a formula as specified in the agreement. The exercise price is equal to 65% of the average of the per share market values of the common stock during the five trading days immediately preceding the date of exercise. A holder may not convert debentures or receive shares of common stock as payment of interest to the extent such conversions or receipt of such interest payment would result in the holder beneficially owning in excess of 9.999% of the then issued and outstanding shares of common stock. At February 28, 2001, the holder has converted 5,565,807 shares with a fair market value of $753,889. Sixty-five percent of the fair market value, or $490,028, has been recorded as a reduction of debt and $263,861 (35% of fair market value) has been recorded in the current period as debt conversion expense. The capital account was increased by $753,889.

NOTE 10 - Loan Payable - Related Party
--------------------------------------

The notes payable to shareholder and Chief Executive Officer is noncollaterized and due on demand. Interest is accrued at the Applicable Federal Rate (AFR) of approximately 6.25%.



     See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Loan Payable - Related Party (continued)
--------------------------------------------------

                                February 28, 2001      February 28, 2000
                                -----------------      -----------------

Principal                       $         464,617      $         663,337
Accrued Interest Payable                    7,820                      -
                                -----------------      -----------------
Total                           $         472,437      $         663,337
                                =================      =================



NOTE 11 - Notes Payable
-----------------------

Notes payable at February 28, 2001 consisted of the following:

                                                       2000              1999
                                                   ------------     -------------
A one year, 13%, $750,000 note payable dated
June 21, 1999 with interest payable quarterly.
The note was renewed, in accordance with the
terms of the note, for an additional twelve
months by giving written notice prior to
maturity.  In order to obtain the financing
the Company issued a total of 5,000,000
shares of restricted common stock as defined
by Rule 230.144 under the Securities Act of
1933, as amended.  1,000,000 shares of the
Company's restricted common stock were
delivered to the lender to facilitate the
loan and an additional 1,000,000 shares were
issued to a related company (100% owned by the
CEO of the Company) that assisted in obtaining
the loan.  The Company applied a 40% discount
from quoted market price of the Company's
stock at date of issuance to determine the
fair value of the 2,000,000 shares issued as
a facility fee.  The "Facility Fees"
associated with the one year note were
expensed in the current period.  Pursuant to
the terms of a Pledge and Security Agreement
between borrower and lender, the Company
issued 3,000,000 shares of restricted common
stock to the lender to hold as collateral on
the note.  The company shall grant the lender
the option to purchase the pledged shares at
an exercise price of $.36 per share at any
time for a period of two years from the date
of pledge.  The purchase option, if exercised
by the lender, will have no effect on the
outstanding balance of the note.                   $    750,000     $           0

Two notes payable due to the creditor trust
fund.  1) A $500,000, 8% non-collateralized
note with $100,000 payment due semi-annually
starting July 26, 1999.  The proceeds from
this note are for paying the allowed general
unsecured creditors (pre-petition accounts
payable).  This note matures July 26, 2001
and, 2) A $300,000, 8% non-collateralized
note with semiannual payments of $25,000
staring July 26, 1999.  The proceeds from
this note are for paying allowed priority
tax claims.  This note matures July 26, 2005.           653,222                 0

Secured convertible debentures were issued
at 12% with interest paid quarterly.  The
debentures mature December 2001.  (see Note 9)        1,617,804                 0
                                                   ------------     -------------
          Total Long Term Debt                        3,021,026                 0

          Less Current Portion                          250,000                 0
                                                   ------------     -------------
          Net Long Term Debt                       $  2,771,026     $           0
                                                   ============     =============


        See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - Notes Payable (continued)
-----------------------------------

Principal maturities are as follows for the next five years ending
February 28,
                       Year                Amount
                    ---------          ------------
                       2001            $    250,000
                       2002               2,523,229
                       2003                  50,000
                       2004                  50,000
                       2005                  50,000
                    Thereafter               97,797
                                       ------------
                                       $  3,021,026
                                       ============

NOTE 12 - Consulting Agreements
-------------------------------

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

The Company entered into a second consulting agreement with the NIR Group, LLC on August 1, 2000. The term of this agreement is three months. The consultant will assist the company in structuring acquisition plans, including, without limitation, structuring and negotiation of acquisition and disposition of assets. The Company will pay the consultant $50,000 per month ($150,000 total) plus 71,000 shares of the Company's common stock.

The 81,000 shares relating to these consulting agreements have been issued.


NOTE 13 - Income Taxes
----------------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                             (000's Omitted)
                                            February 28, 2001
                                            -----------------

Loss carry forward for tax purposes         $           9,154
                                            =================
Deferred tax asset (34%)                                3,112
Valuation allowance                                    (3,112)
                                            -----------------
Net deferred tax asset                      $               -
                                            =================

At February 28, 2001, the Company had federal income tax net operating loss carry forward of approximately $8,800,000 which will expire through the year 2020.

                  Year of Expiration            Amount
                  ------------------       ---------------
                        2009               $        43,000
                        2010                       308,000
                        2011                       166,000
                        2012                       193,000
                        2013                       850,000
                        2019                       760,000
                        2020                     3,100,000
                        2021                     3,632,000



      See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Income Taxes (continued)
----------------------------------

In addition, the Company is reviewing its ability to utilize certain net operating losses prior to the Company's emergence from bankruptcy in 1994. These losses have not been reflected in arriving at the net operating loss carry forwards in the calculation of the deferred tax assets.

NOTE 14 - Business Segments
---------------------------

The Company's reportable segments are strategic business units that offer different products or services. The Company has four reportable segments: computer consulting, investment services, telecommunication services, and acquisition services. Intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, expenses or transfers and there have been no allocation of expenses between segments for the nine months ended February 28, 2001 and the year ended May 31, 2000. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

The following is a summary of segment activity:


                                    Consulting
                                    (Dis-            Computer       Telephone       Acquistion
                                    continued)      Consulting      Services        Services          Totals
                                    ----------     -----------     ----------      -----------     -----------
For the three months ended
February 28, 2001
Revenues                            $        -     $       160     $      940      $         8           1,108
Interest income                              -               -              -              159             159
Interest expense                             -               3            151              100             254
Depreciation and amortization                -               -             38                1              39
Segment profit (loss)                        -              71           (919)            (847)         (1,695)
Segment assets                               -              53          2,428              620           3,101

For the three months ended
February 28, 2000
Revenues                            $        -     $         -     $      501      $         -             501
Interest income                              -               -              -                -               -
Interest expense                             -               -              -                -               -
Depreciation and amortization                -               -             23                1              24
Loss from discontinued operations            -               -              -                -               -
Segment profit (loss)                        -               -           (526)             (89)           (615)
Segment assets                               -               -          1,315              329           1,644




NOTE 15 - Commitments and Contingencies
---------------------------------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in
September 2001.   Rent expense for the three-month period ended
February 28, 2001 and 2000 was $10,600 of which $10,600 was accrued at February 28, 2001.

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



      See accompanying independent accountant's review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - Commitments and Contingencies (continued)
---------------------------------------------------

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

A suit has been filed by a Canadian corporation for alleged breach of contract regarding a licensing fee for use of billing software. The Company used the software for a short period of time and found it did not meet the specific needs of the company and, therefore, stopped payment. The plaintiff is seeking damages for the loss of revenue that would have been earned over the life of the agreement. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion.

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

In accordance with a Judgment Payment Agreement dated February 15, 2001 between Epicus, Inc. (formerly Telephone Company of Central Florida, Inc.) and Sprint - Florida, Inc. (Sprint), Epicus agrees to pay Sprint $332,000 together with interest at a rate provided by law. Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 is payable on October 15, 2002. The $332,000 represents pre-petition and post petition costs to Epicus f/k/a The Telephone Company of Central Florida as a reseller of local telecommunication services that were provided by Sprint through a Master Resale Agreement. The entire amount has been recorded as an account payable on Epicus books from the date of acquisition and is to be reclassified as a debt in accordance with the Judgment Payment Agreement.


NOTE 16 - Going Concern
-----------------------

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplate the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses in the last two years aggregating approximately $6,900,000 and, as of February 28, 2001, has a deficit of approximately 13,100,000 and insufficient working capital.

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

OVERVIEW

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

	During the three month period ended February 28, 2001, the Company announced that its primary subsidiary TCCF, was changing its name to EPICUS, Inc. and during that same three month period, the Company merged "The Best.Net into EPICUS and it is now operating as a division of EPICUS.

        The Company, based upon the representations received from EPICUS, believes that prior to the end of fiscal 2001, EPICUS will become profitable due to continued increasing revenues from operations primarily as it increases its subscriber base for its telecommunications business.

	The acquisition by Phoenix of companies like The Best. Net is an excellent example of how Phoenix can assist EPICUS in expanding its customer base. EPICUS and The Best Net have already begun "cross-selling" their respective services to each others customers.

	In general, the Company enters into strategic relationships with companies that have developed or are developing innovative technologies, methodologies or products for the communication industry. The Company then plans to enter into joint ventures with strategic partners that are designed to increase the customer base, and therefore the revenue streams of its subsidiaries.

        The Company, during the coming year, will continued to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to continue its strategic acquisition activities to promote the products and the growth of EPICUS as its primary subsidiary.


RESULTS OF OPERATIONS

        Phoenix International Industries, Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended May 31, 2000, and its previous quarterley reports for the quarters ended August 31, and November 30, 2000 which were filed with the SEC.

        The Company reported revenues of $1,108,000 for the three month period ended February 28, 2001 compared to revenues of $501,000 for the comperable three month period of the preceeding year. These revenues resulted from telecommunication service sales generated by Phoenix's affiliates, Telephone Company of Central Florida, Inc.("TCCF"), and The Best.Net, as disclosed in the combined financial statement which is included in this filing.

        During the Company's three month period ended February 28, 2001, the Company incurred net losses of $1,690,000 compared to net losses of $615,000 for the comparable three month period for the preceding year.

        The Company's net losses for the three month period ended November 31, 2000, continue to be the result of expenses involved with supporting the day to day operation of EPICUS, the expenses of expanding its affiliates sales operations, including the posting of a $200,000 deposit to BellSouth for EPICUS, and the acquisition of additional subsidiaries. Also contributing to the Company loss during the period are the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation,. The Company also incurred non-cash expenses associated with the issuance of 1,644,812 shares of stock to the underwriters of the convertible debenture referred to above.

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


LIQUIDITY AND CAPITAL RESOURCES

        The Company, at February 28, 2001 had total assets of $3,101,000 compared to total assets of $1,877,000 at May 31, 2000. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

        Based upon the Company's present liquid resources, its present operating expenses, and the commitment of its executive officers to continue to defer most or all of their salaries, and if no new revenues are generated from operations or other sources, the Company will be able to operate for a minimum of three months. However, in the near term, the Company does anticipate a significant increase operating revenues as a result the business developments by EPICUS and The Best.Net.

        The Company's monthly operating expenses during the three month period ended February 28, 2001, does not reflect any salary to Gerard Haryman or Thomas Donaldson, the Company's executive officers, who's salaries have been accrued, but not paid, at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

        During the period ended February 28, 2000 the company was served with a lawsuit filed on behalf of the pervious owners of Mic-
Mac, Inc. (formerly a wholly owned subsidiary of the Company) the lawsuit demanded the release of the restrictions placed on the 220,000 shares of stock which was received in payment for Mic-Mac, Inc. Additionally, the lawsuit demanded that the contingent balance of the purchase price (250,000 shares of restricted stock) be issued.
As a first setp in resolving this issue the company, previous to the first quarter of fiscal 2001, released the restrictions on the 220,000 shares of stock, but still maintains the position that the previous owners are not entitled to any additional stock as the performance clauses in the purchase agreement were not met. This litigation is still in progress and has of yet, not been decided.

	One of the Company's subsidiaries, EPICUS, has been involved in a dispute with one of its former carriers regarding a default in payment for services. The Company believed that the accusation was incorrect, however after obtaining advice from legal counsel, the Company decided not to litigate the matter and the carrier was awarded a default judgement against EPICUS in the amount of $321,587.52. The Company and the carrier are currently in negotiations in an attempt to reach an agreeable settlement of this matter. EPICUS is also involved in litigation with a former billing services supplier, who alleges breech of contract and lack of payment. EPICUS maintains the position that the supplier was the one in breech, and is preparing to litigate if necessary.

	Additionally, during the 3 month period covered by this filing, the dispute between the Company and the stockholders of Cambridge Gas Transport Corporation (CGTC), was settled in the Company's favor, and all proposed and ongoing litigation has been withdrawn and no further litigation in contemplated.


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

                             PHOENIX INTERNATIONAL INDUSTRIES, INC.
                             (Registrant)



April 17, 2001               By:/s/ GERARD HARYMAN
                                ----------------------------------
                                Gerard Haryman
                                President, Chief Executive Officer
                                and (acting) Chief Financial Officer