Form 10KSB
period 2001-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2001-09-12
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended MAY 31, 2001
                                     ------------

           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
           ACT OF 1934

           For the transition period from _________ To __________


                        Commission File No.000-17058


                    PHOENIX INTERNATIONAL INDUSTRIES INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                                   FLORIDA
       --------------------------------------------------------------
       (State or Other Jurisdiction of incorporation or organization)

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

                                 Yes [ ]

                                 No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: as of May 31, 2001 there were 48,901,557 shares of the issuer's Common Stock, $.001 par value, outstanding.

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

HISTORICAL DEVELOPMENT

     The Company was incorporated on July 22 1985, pursuant to the laws of the State of Florida under the name "Hydrobac, Inc. On July 7, 1986, the Company's name was changed to "ProBac, Inc." and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc. During those periods the Company's primary business was in various types of products and systems for use in the environmental clean-up industry. On October 2, 1996 the Company's name was changed to Phoenix International Industries, Inc. ("Phoenix" or the "Company" and the Company's Common Stock was reverse split 15 to 1. The shareholders approved Amendments to the Articles of Incorporation, changing the authorized capital to 20,000,000 shares of Common Stock, par value $.001 per share, and up to 5,000 shares of Preferred Stock for use as needed. From January 1996 through May 31, 1997, the Company sought acquisitions as it wound down and closed its original environmental clean-up business. The Company, therefore, treats all matters relating to the environmental clean-up business as discontinued operations.

     On June 13, 1998, the Company acquired 100% of the stock of Intuitive Technology Consultants, Inc. ("ITC") of Atlanta, Ga. ITC was engaged in the business of computer system design and computer related (MIS) employee placement. As of June 1999, the Company sold its Intuitive Technology Consultants Inc subsidiary ("ITC") to a group headed by the current management of ITC.

     Only July 21, 1997 the Company acquired 100% of the stock of HDX 9000, Inc. ("HDX"), a company specializing in compliance methodology for the Y2K problem and for the various types of "ISO" compliance certification. Since the demand for HDX's primary product, a compliance methodology to solve the Year 2000 date change problem, has become understandably non-existent, and due to HDX's inability to establish a new marketable product in a timely fashion, on March 20, 2000, it was the decision of the Board of Phoenix in concert with the previous shareholder of 100% of HDX's stock, to rescind the agreement by which HDX was acquired by Phoenix. This was done and the stock of each company which was originally exchanged to effect the acquisition was returned to the original holder or issuer.

     On April 9, 1998, the Company acquired 100% of the outstanding stock of Mic Mac Investments, Inc., a long distance telephone service "reseller" specializing in the hospitality industry.

     Based on an agreement entered into on December 14, 1998, the Company acquired 100% of the stock of Cambridge Gas Transport Corporation (CGTC), a Cayman Islands Corporation, in the business of owning and operating specialized chemical/fuel tanker transport ships. Due to unspecified disagreements, an agreement between the holders the majority of CGTC stock, and the Company, to rescind the acquisition
has been executed by the parties.   Phoenix filed litigation to recoup
their payments to CTCG, resulting in an out of court settlement on December 15, 2000.

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

     On July 28, 2000, the Company acquired 100% of the stock of Moye & Associates, Inc. of St. Simons Island Georgia. Moye & Associate's primary business was that of an Internet Service Provider (ISP) known as TheBest.Net. This move was seen by the company as synergetic with, and a possible future merger into TCCF. On January 17, 2001 the name of the Telephone Company of Central was changed to EPICUS, Inc.

BUSINESS OF AFFILIATES

     During the year ending on May 31, 2001, the Company consisted of Phoenix International Industries, Inc., the parent company and three wholly owned subsidiaries, EPICUS, Inc. (fka. Telephone Company of Central Florida, Inc. ("TCCF"), Moye & Associates ("TheBest.Net"), and Mic-Mac Investments, Inc.


TELEPHONE COMPANY OF CENTRAL FLORIDA, INC. ("TCCF")

     A Florida corporation, TCCF is a Competitive Local Exchange Carrier, ("CLEC") and long distance service supplier currently serving the Orlando, Florida area. In August of 1996, via negotiations with BellSouth, TCCF was not only the first, but the only Florida based company to take advantage of the Telecommunications Act of 1996, which mandated that competition be allowed in the local telephone service market. TCCF's agreement with BellSouth allows them to provide CLEC services in all 9 states BellSouth serves. In addition to CLEC services, TCCF is moving aggressively into the prepaid calling business throughout the southeastern United States.

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

MOYE & ASSOCIATES, INC. (TheBest.Net)

     A Georgia Corporation, Moye & Associates, dba "TheBest.Net" is an Internet Service Provider (ISP) with approximately 2,000 customers. They are also involved in the computer repair and e-commerce business. However TheBest.Net accounts for more than 90% of their income.
COMPETITION

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

PATENTS

     The Company owns two patents for solidification of environmental waste, which were acquired when the Company was involved in that business. However, the Company is no longer in such business and it is believed by the Company that these patents are of very little value today, as they have been rendered obsolete due to the rapid development of the environmental clean-up industry.

EMPLOYEES

    As of May 31, 2001, the Company and its affiliates had 45 employees.


ITEM 2	DESCRIPTION OF PROPERTY

     The Company's principal place of business is located at 1750 Osceola Drive, West Palm Beach, Florida 33409, which consists of office and warehouse space. This space aggregates approximately 3,500 square feet including four offices and a conference room. The annual lease cost is $3,500.00 per month, plus expenses and expires in August 2001. The lease contains an option to renew for one year with an increase tied to the rate of inflation.

These offices are leased from a third party.


ITEM 3	LEGAL PROCEEDINGS

     As if May 31, 2001, the primary legal proceedings to which the Company is a party are: (1) the ongoing litigation filed by Phoenix in an attempt to force CTCG and its principals to comply with what Phoenix believes to be a valid and binding purchase contract, and (2) the ongoing litigation filed by Phoenix against its former subsidiary Intuitive Technology Consultants, Inc., (ITC) (now renamed Elite Technologies, Inc.) to recover approximately $350,000 in loans extended to ITC when it was a Phoenix subsidiary.

     Although there has been a settlement agreement drafted and executed to withdraw the litigation against CTCG and its principals, they have defaulted on the second payment and new litigation is being drafted by the Phoenix's counsel.

     As to the suit against ITC to collect on the money owed to Phoenix; on June 11, 2001, the day before the trial was to begin, ITC and the ITC Acquisition Group filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Laws.

     The suit against the company for breech of a lease from 1995 is being contested by Phoenix's counsel. All other litigation as referred to in Note 20 of the financial statement, is in the process of being negotiated. There are no other material legal proceedings against the company or any of its Officers and/or Directors acting in their capacities for the Company, or to which the property of the Company is subject, and no such material proceeding is known by management of the Company to be pending.


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

     The following table sets forth the range of high and low bid prices as reported on the OTCBB during the periods commencing:

                                                 CLOSING BID                CLOSING ASK
                                        ----------------------------------------------------
                                        HIGH              LOW           HIGH             LOW
                                        ----              ---           ----             ---
1998
07/01/98 through 09/30/98                .843            .4375           .875            .4687
10/01/98 through 12/31/98               1.28             .4062          1.37             .435

1999
01/02/99 through 03/31/99               1.00             .88            1.06             .94
04/01/99 through 06/30/99                .62             .47             .65             .50
07/01/99 through 09/30/99                .56             .36             .59             .39
10/01/99 through 12/31/99               1.62             .31            1.65             .34

2000
01/02/00 through 03/31/00               1.37             .34            1.41             .38
04/01/00 through 06/30/00               1.06             .43            1.06             .46
07/01/00 through 09/30/00		     .43		   .14		 .46		     .16
10/31/00 through 12/31/00		     .139		   .03		 .153		     .032

2001
01/01/01 through 03/31/01		     .26		   .03		 .23  	     .032
04/01/01 through 06/30/01		     .129		   .06		 .145		     .072



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


COMPANY CAPITALIZATION

      There are 200,000,000 shares of Common Stock authorized for issuance. Of this amount, 48,901,557 shares are currently issued and outstanding There are 20,000,000 shares of Preferred Stock authorized, the designation and rights of which are to be determined by the Board of Directors, none of which are issued and outstanding.

ITEM 6	MANAGEMENT DISCUSSIONS

STATEMENT OF OPERATIONS

     With regard to the Statements of Operations for the year ending May 31, 2001. The Company had an operating loss of $4,053,453 a substantial portion of which was due to funding the operating losses of EPICUS, as well as ongoing legal and accounting expenses incurred in the implementation of the plan of reorganization of EPICUS (fka
TCCF).

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

     Hospitality ceased to operate late in the third quarter of fiscal 1999, claiming they could not meet their business plan projections or continue without Phoenix acquiring a long distance telephone company or other telephone service organization to give them support and additional product. Mic-Mac Investments, Inc and Hospitality Telecom had no remaining assets or liabilities as of May 31, 1999, and Phoenix wrote off its remaining investment in them in that fiscal year. Although it has ceased to operate, Mic-Mac, Inc., remains the property of the Company until a decision is made as to its future.

     As of June 1, 1998, the Company sold its ITC subsidiary to the ITC Acquisition Group, a group headed by ITC management. The Company received $60,900 in cash. $290,000 in Notes and 1,413,000 shares of the Company' Common Stock, plus relief from obligations totaling approximately $800,000 in return for said sale. The Shares of Common Stock have been returned to the treasury of the Company and have been cancelled. To date, no payment of interest or principal on the Notes has been made and said payments are past due. Additionally, the Company has not received any confirmation of relief from the $800,000 in obligations. The operations of ITC have been treated as discontinued operations. As of May 31, 2000 there had been no change or decision regarding this situation and the matter remains in litigation. On June 11, 2001 ITC and the ITC Acquisition Group, Inc., filed for Chapter 7 Bankruptcy in the US Bankruptcy Court in Atlanta, Georgia. Phoenix is an unsecured creditor to that action, and has little or hope of recovery of its loss.


CAMBRIDGE GAS TRANSPORT CORPORATION ("CGTC")

     CGTC is a holding company whose primary business is to act as the majority shareholder of Navigator, and to issue and oversee the management contracts for the construction and operation of Navigator's ships. Purchased on December 14th of 1998, CGTC is the owner of 58% (plus an option to purchase an additional 10%) of NAVIGATOR GAS TRANSPORT PLC ("NAVIGATOR"). Navigator has contracted to build five
(5) 22,000 cubic meter semi-refrigerated gas carriers. These vessels will be capable of carrying all types of petrochemical gases, including ethylene and LPG. Navigator has raised the $304,000,000 required for the funding of these vessels through a bond offering via Credit Suisse First Boston. The vessels are being built by Jiangnan Shipyard in China. The vessels will be "state of the art" and the largest of their type ever built.

     Note: The entire CTCG purchase agreement was published in Phoenix's 10-KSB of May 31, 1998 and is incorporated herein by reference.


ITEM 7  FINANCIAL STATEMENTS

    The financial statements of the Registrant, and the related notes, together with the report of Wieseneck, Andres & Company, P.A. dated August 11, 2000 and are set forth at pages F-1 through F-20 attached hereto.


CAPITAL RESOURCES AND LIQUIDITY

     During the year ending May 31, 2001 the Company issued 29,048,710 shares of common stock for acquisitions, consulting services, the employee stock option plan, private placement, offshore investment under Regulation S, and the convertible debenture.

     Previously, the Company has funded its capital requirements for operating cash flow, by loans against its accounts receivable, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During the 12 months ended May 31, 2001 the Company has been and is continuing to attempt to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. To that end on July 11, 2001, the Company sold $2,000,000 in convertible debentures to two firms in New York. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been, and continues to be, in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.


ITEM 8	CHANGES IN, AND DISAGREEMENT WITH, ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with any of our accounts on accounting and financial disclosure. The Company's auditor for the period ending May 31, 2001 and May 31, 1999 is Wieseneck, Andres, and Associates, PA. 772 US Hwy. One, North Palm Beach, Florida 33408. For the year ending May 31, 1998, the Company's auditor was Kane, Hoffman & Danner, P.A., 1101 Brickell Ave., suite M-1-1, Miami, Florida 33131. (See SEC Form 8-K as filed on August 31, 1998 and incorporated herein by reference).

                             PART III

ITEM 9  MANAGEMENT AND DIRECTORS

The current Management and Directors of the Company as of May 31, 1999 are as follows:

    Name                   Age                 Position(s)
----------------          -----       -----------------------------------
Gerard Haryman             57         President, CEO, acting CFO and
                                      Chairman of the Board of Directors
Thomas Donaldson           58         Vice President, Secretary and
                                      Director
Timothy Palmer             56         Director


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

     THOMAS DONALDSON has been Vice President, Director of Operations and a Director of the Company (formerly Trident Environmental Systems, Inc.) since February 1993. Additionally, from March 1996 to March 1997, he was Assistant Manager, Marketing for CCS Financial, Inc., a finance company in Ft. Lauderdale, Florida. In the period January 1991 to February 1993, he was Director of Marketing for Professional Locators, Inc., a placement firm in Boca Raton, Florida. Mr. Donaldson attended the University of Paris (Sorbonne) and the University of Miami.

     TIMOTHY PALMER has been President of HDX 9000, Inc., West Palm Beach, Florida, a computer and business-consulting firm since October 1993, now a wholly owned subsidiary of the Company, and a Director of the Company since July 1997. From March 1997 to the present, he has been President of Quality Advantage, Ltd. of Kingston, Jamaica, a computer and business consulting firm. Prior to October 1993, he was manager of the Palmer Family Trust in London, England. Mr. Palmer holds a Bachelor of Commerce Degree from McGill University in Montreal, Canada.


OPTIONS & WARRANTS

   As of May 31, 2001, except as listed below and in Part II, ITEM 7 herein, there are no options, warrants, rights, etc., of any kind issued and outstanding.

STOCK OPTION PLAN

     On May 31, 1998, the Company's Board of Directors adopted a Stock Option Plan far its employees, directors and consultants. On April 24, 2001 file a form S-8 to register 5,000,000 underlying shares of that stock option plan.


ITEM 10	EXECUTIVE COMPENSATION

     During fiscal year 2001, the Company had two employees earning in excess of $100,000 (see following chart)

                        SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                               -----------------------     ----------------------
                                                                  AWARDS
                                                           --------------------
   Name and                                                      Securities
Principal Position      Year     Salary          Bonus           Underlying
------------------      ----     -------         -----           ----------

Gerard Haryman,         2000     250,000(l)       -0-                -0-
President & CEO

Thomas N. Donaldson     2000     104,000(1)       -0-                -0-
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


ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Principal Shareholders

     The following table sets forth. certain information, as of May 31, 2001 regarding the Company's Common Stock owned of record or beneficially by, (i) each stockholder who is known by the Company to beneficially own in excess of 4.9% of the outstanding shares of Common Stock; and (ii) all Directors and executive officers as a group, Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

     In accordance with Rule 13-d3 promulgated under the Securities Exchange Act of 1934, as amended, shares that are not outstanding but that are issueable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges or which are otherwise required by Rule 13-d3 to be included have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. As of May 31, 2001, there are 48,901,557 shares of Common Stock issued and outstanding and no options, warrants, etc. are outstanding.

                       COMMON  STOCK
                       -------------

                                  AMOUNT AND NATURE
                                    OF BENEFICIAL         % OF
NAME AND ADDRESS                      OWNERSHIP           CLASS
----------------                  -----------------       ------
Gerard Haryman, Pres./CEO, Dir.       2,444,941             5.6%
1750 Osceola Drive                     +280,000*
West Palm Beach, FL  33409            ---------
                                      2,724,941

Thomas Donaldson, VP/COO, Dir.          190,000             .03%
1750 Osceola Drive
West Palm Beach, FL 33409

Timothy Palmer
1750 Osceola Drive
West Palm Beach, FL 33409               500,000            1.03%

All shareholding Directors and
Officers as a Group (3 persons)       3,414,941            6.98%


(*) Mr. Haryman owns 2,444,941 shares directly and 280,000 shares are owned by Mr. Haryman's wife and thus are deemed beneficially owned by him.


ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

        "The Articles of Incorporation and Articles of Amendment to The Articles of Incorporation and By-Laws of the Registrant were pre-filed as Exhibits 3-1, 3.2, and 3.3, respectively, to the registrant's Form I 0-KSB, for the fiscal year 1995, under the Securities and Exchange Act of 1934, filed April 1, 1998, with the Securities and Exchange Commission and are incorporated herein by reference.

(10) MATERIAL CONTRACTS. Some of the Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 1995 under the Securities and Exchange Ad: of 1934, filed April 1, 1998 with the Securities and Exchange Commission - The Contracts for the sale of ITC and the purchases of Hospitality Telecom Corp (formerly Mic Mac Investments, Inc.) and Cambridge Gas Transport Corporation, were included in Phoenix's 10-KSB for the year ended May 31, 1998 and are incorporated herein by reference.

(16)	LETTERS RE- CHANGE IN CERTIFYING ACCOUNTANTS

	See SEC Form 8-K as filed on August 31, 1999 and incorporated herein by reference

(16a)	BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

(21)	SUBSIDIARIES OF THE REGISTRANT

        EPICUS, Inc. , Mic-Mac Investments, Inc. and Moye & Associates,
        Inc.

ANY LOANS OR TRANSACTIONS BETWEEN OFFICERS OR DIRECTORS OF THE COMPANY

The Company has made a loan of $15,000 to one of its Officers: Thomas Donaldson, see Note 1 of the included Consolidated Financial
Statements.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on September 12, 2001.

PHOENIX INTERNATIONAL INDUSTRIES, INC.

By:  /s/ Gerard Haryman
   --------------------------------
   Gerard Haryman President, Chief
   Executive Officer and acting
   Chief Financial Officer

     In accordance with the requirements of tile Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on, the dates indicated,

SIGNATURE                         TITLE                      DATE
---------                 --------------------------      ------------

/s/ Gerard Haryman
--------------------
Gerard Haryman            President, CEO, acting CFO
                          and Chairman of the Board       September 12, 2001

/s/ Thomas Donaldson
--------------------
Thomas  Donaldson         Vice President, Secretary       September 12, 2001
                           and Director

                   PHOENIX INTERNATIONAL INDUSTRIES, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                                   May 31, 2001

                     PHOENIX INTERNATIONAL INDUSTRIES, INC.


                                      INDEX


Financial Information

      Financial Statements:

Independent Auditors' Report - May 31, 2001 and 2000                  1

Consolidated Balance Sheets as of May 31, 2001 and 2000               2

Consolidated Statements of Operations for the years ended
May 31, 2001 and 2000                                                 4

Consolidated Statements of Stockholders' Deficit for the
years ended May 31, 2001 and 2000                                     5

Consolidated Statements of Cash Flows for the years ended
May 31, 2001 and 2000                                                 6

Notes to the Consolidated Financial Statements                        8

                       WIESENECK, ANDRES & COMPANY, P.A.
                         Certified Public Accountants
                         772 U.S. HIGHWAY 1, SUITE 200
                       NORTH PALM BEACH, FLORIDA  33408
                                (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                          FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.

*Regulated by the State of Florida




                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Phoenix International Industries, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Phoenix International Industries, Inc. and subsidiaries as of May 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 22 to the consolidated financial statements, the Company has accumulated losses of approximately $13,000,000 as of May 31, 2001, has insufficient working capital and may continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 22. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


        /s/Wieseneck, Andres & Company, P.A.


August 10, 2000

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2001 and 2000


                   ASSETS
                                                                    2001             2000
                                                                ------------     ------------

Current Assets
  Cash                                                          $     58,565     $     46,905
  Accounts receivable net of allowance for doubtful
    accounts of $10,000 and $5,000.                                1,014,827          331,654
  Refundable deposit                                                       -          110,000
  Loans receivable stockholder                                        15,000           15,000
  Prepaid Expenses                                                     2,875           61,765
                                                                ------------     ------------
     Total Current Assets                                          1,091,267          565,324
                                                                ------------     ------------
Property and Equipment
  Property and equipment, net of $268,155 and $91,792
    accumulated depreciation                                         800,648          624,807
                                                                ------------     ------------
Other Assets
  Restricted cash                                                    203,365                -
  Reorganization value in excess of amounts allocable
    to identifiable assets, net of accumulated
    amortization of $17,109 in 2001                                  661,242          678,351
  Intangible assets, net of $131,053 accumulated
    amortization                                                      99,972                -
  Other assets                                                             -            8,929
  Deposits                                                           302,414                -
                                                                ------------     ------------
      Total Other Assets                                           1,266,993          687,280
                                                                ------------     ------------
      Total Assets                                              $  3,158,908     $  1,877,411
                                                                ============     ============



See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2001 and 2000



              LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                    2001             2000
                                                                ------------     -------------

Current Liabilities
  Bank overdraft                                                $      3,916     $           -
  Accounts payable                                                 1,766,994           976,979
  Accrued expenses                                                   416,552            80,711
  Taxes payable                                                      151,495                 -
  Loans payable                                                      106,006           611,199
  Notes payable - current portion                                  3,142,315           250,000
                                                                ------------     -------------
     Total Current Liabilities                                     5,587,278         1,918,889
                                                                ------------     -------------
Long-Term Debt
  Long-term debt - net of current portion                            200,000         1,170,820
  Loan payable stockholder                                           437,699           558,820
                                                                ------------     -------------
     Net Long-Term Debt                                              637,699         1,729,640
                                                                ------------     -------------
Commitments and Contingencies                                              -                 -

Stockholders' Deficit
  Preferred stock, $.001 par value: 5,000
    shares authorized: no shares outstanding                               -                 -
  Common stock, $.001 par value: 200,000,000 shares
    authorized 48,901,557. Issued and outstanding                     48,902            19,354
  Additional paid-in-capital                                      10,272,420         7,543,466
  Accumulated deficit                                            (13,387,391)       (9,333,938)
                                                                ------------     -------------
     Total Stockholders' Deficit                                  (3,066,069)       (1,771,118)
                                                                ------------     -------------
     Total Liabilities and Stockholders' Deficit                $  3,158,908     $   1,877,411
                                                                ============     =============





See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2001 and 2000


                                                                    2001             2000
                                                                ------------     -------------

Revenues                                                        $  3,671,015     $   1,748,220

Cost of Sales                                                     (2,791,754)        1,729,033
                                                                ------------     -------------
Gross Profit                                                         879,261            19,187
                                                                ------------     -------------
Operating Expenses
  Selling, general and administrative                              4,997,834         2,268,997
  Loan facility fees                                                       -           678,000
  Write off of, and impairment of goodwill, HDX                            -            65,594
                                                                ------------     -------------
    Total Operating Expenses                                       4,997,834         3,012,591
                                                                ------------     -------------
        Operating Loss                                            (4,118,573)       (2,993,404)
                                                                ------------     -------------
Other Income and Expense
  Interest income                                                     56,569            20,000
  Interest expense                                                  (362,269)         (154,602)
                                                                ------------     -------------
    Total Other Income and Expenses                                 (305,700)         (134,602)
                                                                ------------     -------------

Loss Before Income Taxes and Extraordinary Item                 $ (4,424,273)    $  (3,128,006)

Provision For Income Taxes                                                 -                 -
                                                                ------------     -------------
Loss Before Extraordinary Item                                    (4,424,273)       (3,128,006)
                                                                ------------     -------------

Extraordinary Item - Extinguishment of Debt                          370,820                 -
                                                                ------------     -------------
Net Loss                                                        $ (4,053,453)    $  (3,128,006)
                                                                ============     =============
Loss Per Share

  Extraordinary items                                           $      (0.01)    $           -
                                                                ============     =============

  Net loss                                                      $      (0.12)    $       (0.18)
                                                                ============     =============

  Fully diluted                                                 $      (0.09)    $       (0.11)
                                                                ============     =============

  Weighted average common shares                                  34,902,572        17,349,553
                                                                ============     =============

  Fully diluted common shares                                     46,340,000        28,790,000
                                                                ============     =============






See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended May 31, 2001 and 2000


                                       Common Stock
                                --------------------------       Additional                           Total
                                Number of           At            Paid In        Accumulated       Stockholders'
                                 Shares          Par Value         Capital         Deficit           Deficit
                               ----------        ----------     ------------    -------------      -------------

Balance, May 31, 1999          12,138,694        $   12,139     $  5,996,046    $  (6,205,932)     $   (197,747)

Sale of common stock            2,565,153             2,565          778,820                -           781,385
Issuance of stock for
  services rendered               150,000               150           95,100                             95,250
Issuance of stock for
  loan facility fees            2,000,000             2,000          676,000                            678,000
Stock issued as
  collateral for note           3,000,000             3,000           (3,000)                                 -
Recission of HDX stock           (500,000)             (500)             500                -                 -
Net Loss                                                                           (3,128,006)        (3,128,006)
                               ----------        ----------     ------------    -------------       ------------
Balance, May 31, 2000          19,353,847            19,354        7,543,466       (9,333,938)        (1,771,118)

Sale of common stock           18,264,869            18,264          781,954                -            800,218
Issuance of stock for
  services rendered,
  debt conversion, and
  compensation                 11,282,841            11,284        1,947,000               -           1,958,284
Net Loss                                -                 -                -      (4,053,453)         (4,053,453)
                               ----------        ----------     ------------    -------------      -------------
Balance, May 31, 2001          48,901,557        $   48,902     $ 10,272,420    $(13,387,391)      $  (3,066,069)
                               ==========        ==========     ============    =============       ============





See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2001 and 2000


                                                                    2001             2000
                                                                ------------     -------------

Cash Flows From Operating Activities
  Cash received from customers                                  $  2,782,841     $   1,436,564
  Interest income                                                     56,569            10,000
  Cash paid to suppliers and employees                            (4,745,761)       (2,884,940)
  Interest paid                                                      (35,544)          (47,219)
  Income taxes paid                                                        -                 -
                                                                ------------     -------------
      Net Cash Flows Used in Operating Activities                 (1,941,895)       (1,485,595)

Cash Flows From Investing Activities
  Purchase of equipment                                             (176,477)          (10,555)
  Proceeds from sale of equipment                                          -             4,000
  Cash paid to develop name                                          (23,524)                -
  Cash paid for deposits                                            (222,998)                -
                                                                ------------     -------------
      Net Cash Flows Used in Investment Activities                  (422,999)           (6,555)

Cash Flows From Financing Activities
  Proceeds from sale of stock                                        800,218           895,310
  Purchase of a certificate of deposit                              (200,000)                -
  Collection of Refunable deposit                                     90,000                 -
  Proceeds from convertible debt                                   1,792,500                 -
  Payments on notes to trustee                                       (50,000)         (687,508)
  Repayment of loan to stockholder                                   (69,659)          (35,722)
  Proceeds from note payable                                         674,182           628,000
  Repayment of note payable                                         (410,000)                -
  Repayment of loans payable                                        (250,687)                -
  Proceeds from loans payable                                              -           611,199
                                                                ------------     -------------
     Net Cash Flows Provided by Financing Activities               2,376,554         1,411,279
                                                                ------------     -------------
Net Increase (Decrease) in Cash                                       11,660           (80,871)

Cash and Cash Equivalents at Beginning of Year                        46,905           127,776
                                                                ------------     -------------
Cash and Cash Equivalents at End of Year                        $     58,565     $      46,905
                                                                ============     =============




See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2001 and 2000



Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:

                                                                    2001             2000
                                                                ------------     -------------
Net Loss                                                        $ (4,053,453)    $  (3,128,006)
   Add items not requiring outlay of cash:
     Depreciation                                                    130,344            87,141
     Amortization                                                    148,162                 -
     Bad debts                                                       220,000            48,850
     Expenses paid by issuance of common stock                     1,624,618           773,250
     Loss from write off and partial impairment
       of Goodwill, HDX                                                    -            65,594
     Loss on sale of assets                                                -            13,951
   Cash was provided by:
     Decrease in refundable deposit                                  110,000           100,000
     Decrease in loan receivable                                           -             5,526
     Increase in accounts payable                                    908,775           866,860
     Increase in accrued liabilities                                 133,472            73,211
     Increase in other taxes payable                                  36,652                 -
     Increase in accrued interest payable                            153,327                 -
   Cash was used in:
     Increase in accounts receivable - net                          (888,174)         (331,654)
     Increase in other current assets                                      -           (53,765)
     Increase in prepaid expenses                                     (2,667)                -
     Increase in intangible assets                                  (231,927)                -
     Increase in other assets                                       (231,024)           (6,553)
                                                                ------------     -------------
        Net Cash Flows Used in Operating Activities             $ (1,941,895)    $  (1,485,595)
                                                                ============     =============

Supplemental Schedule of Non Cash Activities:
  Stock issued to reduce debt                                   $    284,500     $           -
  Stock issued to pay interest on debt                                88,672                 -
  Stock issued to pay facility fee                                         -           628,000
  Issuance of common stock as collateral for loan                          -                 1





See accompanying summary of accounting policies and notes to financial statements.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 1 - Summary of Significant Accounting Policies and General
         Matters
---------------------------------------------------------------

Organization
------------

Phoenix International Industries, Inc., A Florida Corporation (the Company), and its subsidiary, Epicus, Inc. (formerly known as The Telephone Company of Central Florida, Inc.) purchase wholesale long distance and local telecommunication services and resell these services to its customers throughout the United States. Epicus, Inc., formerly the Telephone Company of Central Florida, Inc. changed its name in January 2001 to better reflect the scope of its business purpose and to eliminate the limitations imposed by its previous name. Epicus, a wholly owned subsidiary, was acquired July 1999 as a reorganized debtor to facilitate these activities.

The Company acquired 100% of the outstanding common stock of Moye and Associates, Inc. a Georgia Corporation, doing business as The Best Net (Best Net, Moye) on July 28, 2000. Moye provides computer consulting primarily to commercial business and Internet provider services, (dial up and domain hosting) primarily to individual customers in the Southeastern United States. The Company had provided similar computer services through May 1999 as Best Net by way of its then wholly owned subsidiary HDX.

The Company reactivated Mic Mac, Inc. a company incorporated in the State of South Carolina, with the intent of selling the company in the future. Mic Mac, a wholly owned subsidiary of the Company, discontinued operating in the fiscal year ended May 31, 1999.

Principals of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Epicus Inc. and Moye and Associates, Inc. at May 31, 2001 and May 31, 2000. All intercompany accounts and transactions have been eliminated.

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

Revenue Recognition
-------------------

Local telephone services for business and residence are a fixed monthly amount per telephone line and are billed to the customer at the beginning of each billing cycle for use in that month. The monthly billings are recorded as income when billed. The prorated portion of unused local services that remain once a customer terminates service are recognized as a customer payable until the refund check is issued. Long distance services for the prior months use are included in the current months bill and are recognized as income when billed. Epicus discontinued servicing the debit card industry (prepaid telephone cards) in May 1998. Epicus' remaining commitments, if any, for unused prepaid telephone cards outstanding are expensed through monthly billings received from the long distance carrier.

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000

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

The weighted average common shares outstanding during the years ended May 31, 2001 and 2000 were 34,902,572 and 17,349,553 respectively.

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


NOTE 2 - Loans Receivable
-------------------------

At May 31, 2001 and 2000, loans receivable consisted of a $15,000 non-interest bearing, non-collateralized loan from an Officer and Stockholder of the Company. There is no specified date for repayment.

PHOENIX INTERNATIONAL INDUSTRIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 3 - Restricted Cash
------------------------

Restricted cash consists of an eighteen-month certificate of deposit paying 6.19% and maturing January 7, 2002. The certificate of deposit is held by a bank to collateralize a letter of credit of an equal amount for the benefit of Bell South.


NOTE 4 - Reactivation of Subsidiary
-----------------------------------

The Company acquired 100% of the outstanding stock of Mic Mac on April 9, 1998 by issuing 250,000 shares of restricted common stock. The Company ceased operating in the third quarter of the year ending May 31, 1999. The net income from the disposition of Mic Mac was recognized as income from discontinued operations in the May 31, 1999 financial statement. The Company reactivated the company by filing the appropriate documents with the State of South Carolina with the intention of selling the asset.


NOTE 5 - Refundable Deposit
---------------------------

The Company negotiated the refund of a deposit that the Company had made towards the acquisition of another company in a prior year. The settlement included the deposit of $200,000 plus a total of $20,000 interest. $110,000 was received in the fiscal year May 31, 1999. The Company settled for $90,000 and charged the remaining $20,000 to bad debt in the current fiscal year.


NOTE 6 - Allowance for Doubtful Accounts, Bad Debts
---------------------------------------------------
The Company established an allowance for doubtful accounts for the years ending May 31, 2000 and 2001. Activity in the allowance for doubtful accounts and bad debt expense are summarized as follows:

                                                   Allowance
                                                 For Doubtful       Bad Debt
                                                   Accounts          Expense
                                                -------------     -------------

May 31, 2000 provision for doubtful accounts    $       5,000     $       5,000
Direct write off of accounts receivable                     -            43,850
                                                -------------     -------------
                                                        5,000            48,850
                                                                  =============

May 31, 2001 provision for doubtful accounts            5,000                 -
Direct write off of accounts receivable                     -           200,000
Write off of refundable deposit
(See note 5 above).                                         -            20,000
                                                -------------     -------------
                     Total                      $      10,000     $     220,000
                                                =============     =============



Management estimated that approximately $400,000 of accounts receivable are no longer customers and may not be collectible. The Company has instituted various actions in an effort to collect these accounts, i.e. turned over to collection agencies and to legal counsel as well as various in-house collection efforts. The following is the calculation used to estimate the current years bad debt expense.


Estimated dollar amount of noncurrent customers          $   400,000
Estimated uncollectable, 35% ($400,000 x .35)               (140,000)
Estimated collection expense, 25% of collections
  ($260,000 x 25%)                                           (65,000)
                                                         -----------
Estimated uncollectable accounts receivable (rounded)    $   200,000
                                                         ===========

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


Note 7 - Deposits
-----------------

Deposits at May 31, 2001 and 2000 consist of the following


     Security deposit                     $   229,192       $        -
     Utilities                                  2,695             5,450
     Office Leases                              2,490             3,000
     Equipment Lease                              480               479
     Deposit on purchase of equipment          61,557            61,765
     Other contracts                            6,000                 -
                                          -----------       -----------
                                          $   302,414       $    70,694
                                          ===========       ===========

NOTE 8 - Business Combinations
------------------------------

Epicus, Inc.

The Company acquired 100% of the issued and outstanding voting common stock of TCCF (a reorganized debtor) on July 27, 1999. The consideration and terms were as follows. All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%. In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the confirmation order and the balance will be deposited in four consecutive semi-annual installments of $100,000 (see Note 12). The "effective date" of the closing was ten days after the Bankruptcy Court issued the Order of Confirmation. At the execution of the Letter of Intent of the Company to acquire TCCF, the Company deposited 50,000 shares of its common stock with council for TCCF as security for the performance of its obligations under the agreement. The shares of stock remain issued and outstanding with council as of May 31, 2001.

The United States Bankruptcy Court issued the Order of Confirmation on June 9,1999. The Bankruptcy Court reserved comprehensive and expansive jurisdiction to resolve any dispute and questions arising in
connection with the plan and Confirmation Order.   The court has
jurisdiction over any remaining cases.

The Company began operating as a Reorganized Debtor using Fresh Start Accounting in compliance with Accounting Statement of Position (SOP) 90-7 on July 28, 1999. Except as expressly provided in the Plan, the Confirmation Order shall discharge any and all debts or claims whatsoever and any prior equity interests in the Company. The property and equipment of the Company were restated to properly reflect their reorganized value, the liabilities subject to compromise were reduced to the settlement amounts and those that are not subject to compromise are segregated, prior stockholder's deficit of $1,113,130 was eliminated by recording income forgiveness as an extraordinary item.

TCCF purchases wholesale long distance and local telecommunications services and resells these services to their customers throughout the United States. This acquisition was recorded using the purchase method of accounting as prescribed by APBO 16. All intercompany accounts were removed through eliminating entries for the consolidation. The cost of acquiring TCCF was $1,370,000. The excess of the purchase price over the total assets has been recorded as Reorganization Value in Excess of Amounts Allocable to Identifiable Assets and will be amortized over its estimated useful life of 40 years.

The following condensed proforma reflects the results of operations of the company had TCCF been included for the full twelve months ended May 31, 2000 respectively.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 8 - Business Combinations (continued)
------------------------------------------

                                         For the Twelve Months
                                             ended 5/31/00
                                         ---------------------

      Revenues                           $           1,926,330
      Operating Expenses                             5,243,252
      Depreciation & Amortization                      163,287
      Interest Income                                   20,000
      Interest Expense                                 154,747
      Loss before Income Taxes                      (3,614,956)
      Provision for Income Taxes                           -0-
      Loss before extraordinary items              (3,614,956)
      Net Loss                           $         (3,614,956)
      Loss Per Share                                     (.21)


Moye and Associates, Inc.

In accordance with an Agreement and Plan of Share Exchange the Company acquired 100% of the outstanding shares of common stock of Moye and Associates, Inc., a Georgia Corporation, doing business as Best Net (Moye, Best Net) on July 28, 2000. The agreement states that all 1,000 outstanding shares of Moye and Associates shall be exchanged for 600,000 shares of common stock of the Company, a 600 to 1 ratio. The agreement contemplates a tax-free share exchange of Best Net into the Company in reorganization pursuant to Code Section 368(a)(I)(A). In accordance with the terms of the Agreement, the first 200,000 shares of the Company stock were issued immediately after the effective date, the second 200,000 shares were issued 135 days subsequent to the effective date and the final 200,000 shares are to be issued 270 days subsequent to the effective date. The final 200,000 shares were issued in June 2001. The transaction was accounted for using the purchase method of accounting. Goodwill is normally recorded when the purchase price exceeds the fair value of the net assets and liabilities acquired. Management reviewed the prospects of recovery of Goodwill that was recorded on the date of purchase and determined that the goodwill was 100% impaired based on the Letter of Intent to sell Moye & Associates (see below). The excess of the fair value of the liabilities assumed over the fair value of the assets acquired (negative book value) was not recorded as negative Goodwill.

As part of an Employment Agreement also dated July 28, 2000, between the Moye & Associates, Inc. and Tully Moye, former stockholder of the Company, Moye & Associates will employ Mr. Moye for three years beginning July 28, 2000 at an annual base salary of $50,000 in year one, $60,000 in year two and $70,000 in year three. The above represents a $10,000 increase in base salary each year. This will occur only if the financial state of the Company is such that it can meet this increase based on revenue generated by the Company; and the Company will not be forced to go to sources outside the Company to meet the increase. Should that not be the case employee's annual base salary will remain at $50,000 until the above condition can be met, at which time the increase will go into effect.

If, one year from the anniversary date of this agreement, the closing bid price of Phoenix International Stock is less than one dollar
($1.00) per share, making the value of 600,000 shares less than $600,000 dollars, employee will receive the difference between $600,000 and the actual value in additional stock of Phoenix
International Industries, Inc.

Another provision of the Employment Agreement, Moye will reimburse Tully Moye $100,000 for interest free loans Tully made to Moye. The loan will be paid as follows: $25,000 at the closing of the Share Exchange Agreement, $50,000 on September 1, 2000, and $25,000 180 days form the execution of the Share Exchange Agreement. The second two payments have not been made but the payable has been reduced by the amount of personal expense paid by the Company on behalf of Mr. Moye (see Note 12.)

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 8 - Business Combinations (continued)
------------------------------------------

On July 19, 2001, the Company signed a Letter of Intent to sell the active clients of Best Net. The buyer will pay $133.33 for each existing "dial-up" and "domain hosting client". It is estimated that there are between approximately 1,500 and 2,672 active, fee for service clients at Best Net on the date of signing the Letter of Intent. The buyer deposited a down payment of $150,000 with the Company and an additional $50,000 into an interest bearing account at the date of signing. The buyer then has 120 days to verify the exact number of clients delivered by the Company. There will then be a "true up" of the number of paying clients in good standing at the end of the verification period.

NOTE 9 - Property and Equipment
-------------------------------

Property and equipment consists of the following at May 31:

                                           2001                  2000
                                       ------------         -------------

Computer Equipment                     $    234,681         $     268,687
Furniture, fixtures and equipment           390,722               147,913
Software development                        443,400               300,000
                                       ------------         -------------
Total cost                                1,068,803               716,600
Accumulated depreciation                    268,155                91,793
                                       ------------         -------------
  Net Property and equipment           $    800,648         $     624,807
                                       ============         =============
Depreciation expense included in
  the cost of sales for the years
  ended are:                           $    130,344         $      87,141
                                       ============         =============


The Company capitalized the cost to develop, design and implement the billing and accounts receivable software used for the Company's internal use. Capital costs consist of contract labor charges incurred by the Company in the year ended May 31, 2001 and 2000 for computer programmers.

The Software Development costs are being amortized on a straight-line basis over their estimated useful life of seven years.


NOTE 10 - Loan Payable - Related Party
--------------------------------------

                                                           May 31,
                                                 --------------------------
                                                     2001          2000
                                                 -----------    -----------
The note payable to shareholder and Chief
Executive Officer is noncollateralized and due on demand. Interest is accrued at the Applicable Federal Rate (AFR) of approximately 6.25%

        Principal                                 $  430,965    $  500,574
        Accrued Interest Payable                       6,734        58,246
                                                  ----------    ----------
                                                  $  437,699    $  558,820
                                                  ==========    ==========

NOTE 11 - Accrued Compensation
------------------------------

The Company issued 2.5 million shares of free trading common stock in February 2000 to the Chief Executive and Chief Operating Officers of the corporation as compensation for their services. The value of the compensation and paid-in capital was recorded at value per share ($.26) of the Company's closing market price on the day the stock was issued.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 12 - Notes Payable
-----------------------

Notes payable at May 31, 2001 and May 31,2000 consisted of the following:

                                                                      2001                2000
                                                                  ------------        ------------

A one-year, 13%, $750,000 note payable from an offshore
corporation dated June 21, 1999 with interest payable
quarterly.  The note is renewed, in accordance with the
terms of the note, for additional twelve-month periods by
giving written notice prior to maturity.  In order to obtain the financing, the Company issued a total of 5,000,000 shares of restricted common stock as defined by Rule 230.144 under
the Securities Act of 2033, as amended.  1,000,000 shares of the Company's restricted common stock were delivered to the
lender to facilitate the loan and an additional 1,000,000
shares were issued to a related company (100% owned by the
COO of the Company) that assisted in obtaining the loan. The
Company applied a 40% discount from quoted market price of
the Company's stock at the date of issuance to determine the fair value of the 2,000,000 shares issued as a facility
fee. The "Facility Fees" associated with the one year note
were expensed in the year ended May 31, 2000.  Pursuant to
the terms of a Pledge and Security Agreement between borrower and lender, the Company issued 3,000,000 shares of restricted common stock to the lender to hold as collateral on the note.
The company shall grant the lender the option to purchase the pledged shares at an exercise price of $.36 per share at any time for a period of two years from the date of pledge.  The purchase option, if exercised by the lender, will have no
effect on the outstanding balance of the note. Total accrued interest which is included in accrued interest payable from
inception of the note through May 31, 2001 is $194,081.
Interest accrued for the year 2001 is $113,370.                   $    750,000        $    750,000

In accordance with an Employment Agreement between the
Company and Mr. Tully Moye (Tully), the former owner of
Moye & Associates, Inc., dated July 28, 2000, the Company
agreed to pay Tully $100,000 to repay loans he made to Moye
& Associates over the years.  The Agreement calls for Tully
to receive $25,000 at the execution of the closing documents between the Company and Moye & Associates, $50,000 on
September 1, 2000 and $25,000 180 days after the execution of the closing of the Share Exchange Agreement between the two
companies.  The second two payments have not been made but the payable has been reduced by the amount of personal expense
paid by the Company on behalf of Tully.                                 54,000                   0

A non-interest bearing, non-collateralized loan due on demand to a related company of the Chief Operating Officer.  The loan was converted to a 10% Note Payable on March 21, 2001.
Principal and interest is due on demand but in no case later than June 15, 2001.  The note is collateralized by a first
interest in all goods of the borrower (i.e.) computers, office equipment, vehicles etc., all receivables, contract rights,
general intangibles and all real or intangible property of the
Company.  The note was renewed for an additional one year.             472,000                   0


PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 12 - Notes Payable (continued)
-----------------------------------

                                                                      2001                2000
                                                                  ------------        ------------

The Company issued $2 million of 12% secured convertible
debentures on June 22, 2000 that mature in December 2001.
Interest is payable quarterly commencing on June 30, 2000
and each quarter thereafter while such debentures are
outstanding.  All overdue and unpaid interest shall entail
a late fee at the rate of 15% per annum.  The debenture
shall be convertible into shares of common stock at the
option of the holder, in whole or in part at any time and
from time to time, after the original issue date.  The
number of shares of common stock issuable upon a conversion
shall be determined by a formula as specified in the
agreement.  The exercise price is equal to 65% of the
average of the per share market values of the common stock
during the five trading days immediately preceding the date
of exercise.  A holder may not convert debentures or receive shares of common stock as payment of interest to the extent
such conversions or receipt of such interest payment would
result in the holder beneficially owning in excess of 9.999%
of the then issued and outstanding shares of common stock.
The holder converted 6,808,867 shares of common stock that
reduced principal by $284,500 and paid interest of $88,673.
Unpaid accrued interest that is included in accrued interest
payable at May 31, 2001 is $35,684.                                  1,715,500                   0


Two notes payable due to the creditor trust fund.  1) A
$500,000, 8% non-collateralized note with semi-annual
payments of $100,000 starting July 26, 1999.  The proceeds
from this note are for paying the allowed general unsecured
creditors (pre-petition accounts payable).  This note
matures July 26, 2001, and 2) A $300,000, 8% non-
collateralized note with semi-annual payments of $25,000
starting July 26, 1999.  The proceeds from this note are for paying allowed priority tax claims.  The Company
renegotiated, with approval of the court, the terms of the
repayment of the remaining balances of the two notes due to
the Creditors Trust.  The new terms require the Company to
pay $50,000 on October 15, 2000 and fourteen equal quarterly payments of $25,000 until the balance is paid in full. The
write down of this note in the amount of $270,820 is included as an extraordinary item - extinguishment of debt in the May
31, 2001 Statement of Operations.  In the event the Company
fails to make any of the payments when due under the modified schedule, the Creditors' Trust would then be entitled to the immediate entry of judgment for the remaining amounts due,
upon the filing of an Affidavit of Non-Payment by the
Creditors' Trust.  The October 15, 2000 payment was made to
the Creditors' Trust.  This new note matures April 2004.               350,000             670,820
                                                                  ------------        ------------

                                       Total Long Term Debt          3,342,315           1,420,820

                                       Less Current Portion          3,142,315             250,000
                                                                  ------------        ------------
                                       Net Long Term Debt         $    200,000        $  1,170,820
                                                                  ============        ============


PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 12 - Notes Payable (continued)
-----------------------------------

Principal maturities are as follows for the next five years ending May
31:

                 Year                Amount
                 ----             ------------
                 2002                3,142,315
                 2003                  100,000
                 2004                  100,000
                                  ------------
                                  $  3,342,315
                                  ============


NOTE 13- Loans Payable, Line of Credit
--------------------------------------

At May 31 the company is obligated to the following loans payable:

                                                          2001                 2000
                                                     -------------       --------------

Two non-interest bearing, non-collateralized
loans due on demand to current employees and
stockholders of the company.                         $           0       $      103,722

A non-interest bearing, non-collateralized
loan due on demand to a related company of
the Chief Executive Officer. (See Note 12.)                      0              208,419

Three non-interest bearing, non-collateralized
loans due on demand.  One loan remains at May 31,
2001.  The Company has been unable to locate one
payee and has been informed the company went out
of business.  The loan, in the amount of $100,000
was written down and included as an extraordinary
item - extinguishment of debt in the May 31, 2001
Statement of Operations.                                    97,878              299,058

A bank line of credit was established by Best Net
to cover overdrafts that may occur in the operating
demand account.  The line of credit is
noncollateralized and interest is payable monthly
on the unpaid principal balance at 9%.  The loan
is due on demand.                                            8,128                    0
                                                     -------------       --------------
    Total Loans Payable                              $     106,006       $      611,199
                                                     =============       ==============


NOTE 14 - Income Taxes
----------------------

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2001 totals approximately $9,400,000. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2009.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


NOTE 15 - Effects Of Inflation
------------------------------

To date, inflation has not had a material impact on the Company's consolidated financial results.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 16 - Recent Accounting Pronouncements
------------------------------------------

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in our fiscal quarter beginning June 1, 2000. The adoption of SAB 101 had no impact to our operating results and financial position.

The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133", as amended by SFAS No. 138). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We adopted SFAS No. 133 in our fiscal quarter beginning June 1, 2000. The adoption of SFAS No. 133 had no impact to our operating results and financial position, since we currently do not invest in derivative instruments or engage in hedging activities. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but instead be subject to impairment testing at least annually. SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Companies with fiscal years beginning after March 15, 2001 may early adopt provided they have not yet issued their first quarter financial statements.

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimatable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $148,162. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.


NOTE 17 - Stock Issued For Services
-----------------------------------

The Company issued 150,000 shares and 8,782,841 shares of unrestricted common stock in 2000 and 2001 respectively for payment to various professionals for legal and consulting services rendered to the Company. The value of the various professional services rendered and the corresponding paid-in capital was recorded at the value per share of the Company's closing market price on the day of issuance of the stock certificates. The amount recorded for professional services and paid-in capital for 2000 and 2001 are $773,250 and $1,285,783 respectively.


NOTE 18 - Rescission Of Restricted Stock
----------------------------------------

In prior years, the Company issued 230,354 shares of restricted common stock to certain individuals and companies in contemplation of services to be rendered. The individuals did not perform. Management reacquired the stock and voided the transaction. No value was placed on the stock at the date of issuance.


NOTE 19 - Business Segments
---------------------------

The Company's reportable segments are strategic business units that offer different products or services. The Company has three reportable segments: computer consulting, telecommunication services, and acquisition services. Intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, expenses or transfers and there have been no allocation of expenses between segments for the years ending May 31, 2001 and 2000. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 19- Business Segments (continued)
--------------------------------------

The following is a summary of segment activity:

                                  Computer                 Telephone             Acquisition
                                  Consulting                Services               Services             Totals
                                --------------          ----------------        -------------      ---------------

May 31, 2000                    $            -          $      1,748,218        $           -      $     1,748,218
Revenues                                     -                    20,000                    -               20,000
Interest income                              -                       643              153,959              154,602
Interest expense                             -                    84,557                2,584               87,141
Depreciation and amortization                -                (1,693,295)          (1,434,711)          (3,128,006)
Segment profit (loss)                        -                 1,695,790              181,621            1,877,411
Segment assets                               -                         -                    -                    -

May 31, 2001
Revenues                        $      425,729          $     3,244,648         $         638      $     3,671,015
Interest income                              -                   46,933                 9,636               56,569
Interest expense                             -                   47,515               314,754              362,269
Depreciation and amortization            6,637                  137,052               134,817              278,506
Segment profit (loss)                    7,849               (1,772,879)           (2,288,423)          (4,053,453)
Segment assets                         130,659                2,689,127               339,122            1,358,908



NOTE 20 - Stock Incentive Plan
------------------------------

The Company instituted an Incentive Stock Option Plan by amending and restating the Company's 1996 Stock Option Plan and registering 10,000,000 free trading common shares in the Registration Statement on Form S-8. The purpose of the plan is to promote success of the Company by providing a method whereby eligible employees, directors and independent contractors and consultants providing services to the Company may be awarded additional remuneration for services rendered and invest in the capital stock of the Company. The plan will be administered by the Compensation Committee of the Board of Directors and will consist of not less than two people. This committee shall have the full power and authority to grant to eligible persons options under the plan. Persons eligible to participate in the plan include officers and directors, employee, non-employee directors, independent contractors and consultants of the Company, as the Committee shall select. The plan includes and participants may receive Incentive Stock Options or Nonqualified Stock Options. An option granted under the plan shall remain exercisable during the term of the option to the extent provided in the applicable agreement and the plan. Shares of Common Stock delivered in payment in connection with the exercise of an Option, and shares of Common Stock withheld for such payment, shall be valued for such purpose at their Fair Market Value as of the exercise date. By acceptance of an Award, the Award is a special incentive compensation that will not be taken into account, in any manner, as salary, compensation or bonus in determining the amount of any payment under any pension, retirement or other employee benefit plan, program or policy of the Company or any Subsidiary.

Employees of the Company who have been granted options are authorized by the Committee to purchase the shares at a price equal to 55% of the three day average closing bid price prior to the date of written election to exercise. At May 31, 2001 1,464,869 options have been exercised totaling $102,210. All options granted at May 31, 2001 have been exercised.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 21 - Commitments and Contingencies
---------------------------------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in September 2001. Rent expense for the years ended May 31, 2001 and 2000 was $42,400 and $40,000 respectively, of which $48,060 was accrued for the year ended May 31, 2001.

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

A suit has been filed by the Company in an attempt to recover approximately $290,000 remaining from a promissory note receivable due from ITC, see note 3. As a part of the rescission agreement the management of ITC agreed to relieve the Company from approximately $800,000 of the tax obligations incurred by ITC prior to the acquisition of ITC by this Company. Management of ITC has supposedly reneged on this portion of the agreement. The entire matter remains in litigation. The management of the Company intends to pursue this case.

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

The Company signed a Consulting Agreement with an individual in Rio de Janeiro, Brazil on April 1, 2001 for a period of one hundred eighty
(180) days. The consultant will provide consulting services solely in connection with the Company's "marketability, image and information distribution" regarding its interest in expanding its market into Brazil. In consideration for the services provided by Consultant to the Company, the Company will issue to the Consultant via the Consultant's participation in the Employee Stock Option Plan, a total amount of two hundred thousand, unrestricted, free trading shares of the Company's common stock. Consultant shall be vested in the Company's Employee Stock Option Plan 30 days after the effective date of this agreement. All Consulting Fees paid to Consultant by Company shall be deemed earned upon payment.

The Company also signed a Consulting Agreement with Gerald R. Shugard
(GRS) of West Palm Beach, Florida on May 24, 2000 for a term of one year. GRS will serve as a General Management Consultant to advise the Company as to its performance associated with the growth and development of the Company. Compensation may be in the form of cash payments, common stock, stock options or a mutually agreeable combination of cash and common stock and/or stock options. Any other means of compensation must be mutually agreed upon, memorialized and signed by both parties.

The owners of Mic Mac received 250,000 shares of restricted common stock of the Company and were to receive another 250,000 shares if certain budgeted financial targets were met. The budgeted financial targets were not met by Mic Mac and, therefore, the acquisition was rescinded. The Company requested that the 250,000 shares previously issued also be returned. The owners of Mic Mac requested that the second 250,000 be issued and that all restrictions be removed from the shares. In an effort to amicably resolve the suit filed by the owners of Mic Mac, the Company has advised the owners that they will not seek recovery of the previously issued shares and have removed all restrictions. The owners of Mic Mac have not responded to this offer. The final outcome is not determinable at this time.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001 and 2000


NOTE 22 - Going Concern
-----------------------

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time.

The Company has incurred losses in the last two years aggregating approximately $7,000 and, as of May 31, 2001, has a deficit of approximately $13,000,000 and insufficient working capital.

The Company has incurred significant selling, general and administrative expenses which have been funded by loans from the Company's chief executive officer and by the selling of common stock in the United States and in foreign markets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company believes that the acquisitions of TCCF will become profitable in the future and will generate future cash flows. However, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to provide temporary working capital in the U.S. and foreign equity markets. In addition, the Company's Chief Executive Officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.