Form 10QSB
period 2001-08-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2001-10-19
CIK 800401

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                Form 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: August 31, 2001
                                              -----------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                      Commission file number: 000-17058
                                             -----------

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

         Common Stock, $.001 par value 58,604,009 shares outstanding as of August 31, 2001.


Transitional Small Business Disclosure Format:     Yes [ ]     No [X]

                   PHOENIX INTERNATIONAL INDUSTRIES, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                               August 31, 2001

                 PHOENIX INTERNATIONAL INDUSTRIES, INC.


                                 INDEX

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1. Financial Statements:
        ---------------------

  Independent Accountants' Report                                  1

  Consolidated Balance Sheets as of August 31, 2001
    and May 31, 2001                                               2

  Consolidated Statements of Operations for the three
    month period ended August 31, 2001 and 2000                    4

  Consolidated Statements of Stockholders' Deficit for
    the three month period ended August 31, 2001 and
    the year ended May 31, 2001                                    5

  Consolidated Statements of Cash Flows for the three
    month period ended August 31, 2001 and the year
    ended May 31, 2001                                             6

  Notes to the Consolidated Financial Statements                   8

                       WIESENECK, ANDRES & COMPANY, P.A.
                         Certified Public Accountants
                         772 U.S. HIGHWAY 1, SUITE 200
                        NORTH PALM BEACH, FLORIDA  33408
                              (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                      FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida





                      INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Phoenix International Industries, Inc.

We have reviewed the accompanying Balance Sheets of Phoenix International Industries, Inc. and consolidated subsidiaries as of August 31, 2001 and May 31, 2001, the related consolidated statements of operations for the three-month period ended August 31, 2001 and 2000, and the related consolidated statements of stockholders' equity, and cash flows for the three month period ended August 31, 2001 and the year ended May 31, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has accumulated losses of approximately $14 million as of August 31, 2001, has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



    /s/Wieseneck, Andres & Company, P.A.



October 17, 2001

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
August 31, 2001 and May 31, 2001


                         ASSETS
                                                          August 31, 2001       May 31, 2001
                                                          ---------------       ------------
Current Assets
  Cash                                                    $         2,293       $     58,565
  Accounts receivable net of allowance
    for doubtful accounts of $10,000                            1,752,253          1,014,827
  Loans receivable stockholder                                     25,000             15,000
  Prepaid expenses                                                    737              2,875
                                                          ---------------       ------------
     Total Current Assets                                       1,780,283          1,091,267
                                                          ---------------       ------------

Property and Equipment
  Property and equipment, net of $295,564
    and $268,155 accumulated depreciation                         778,853            800,648
                                                          ---------------       ------------

Other Assets
  Restricted cash                                                 203,798            203,365
  Reorganization value in excess of amounts
    allocable to identifiable assets, net of
    accumulated amortization of $21,348 and $17,109               657,002            661,242
  Intangible assets, net of $131,053 accumulated
    amortization                                                  132,171             99,972
  Deposits                                                        302,413            302,414
                                                          ---------------       ------------
     Total Other Assets                                         1,295,384          1,266,993
                                                          ---------------       ------------
        Total Assets                                      $     3,854,520       $  3,158,908
                                                          ===============       ============



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
August 31, 2001 and May 31, 2001



           LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                          August 31, 2001       May 31, 2001
                                                          ---------------       ------------
Current Liabilities
  Bank overdraft                                          $       129,026       $      3,916
  Accounts payable                                              2,319,876          1,766,994
  Accrued expenses                                                341,704            416,552
  Taxes payable                                                   242,078            151,495
  Loans payable                                                   106,006            106,006
  Notes payable - current portion                               3,046,915          3,142,315
                                                          ---------------       ------------
     Total Current Liabilities                                  6,185,605          5,587,278
                                                          ---------------       ------------
Long-Term Debt
  Long-term debt - net of current portion                         200,000            200,000
  Loan payable stockholder                                        716,969            437,699
                                                          ---------------       ------------
     Net Long-Term Debt                                           916,969            637,699
                                                          ---------------       ------------

Commitments and Contingencies                                           -                  -

Stockholders' Deficit
  Preferred stock, $.001 par value: 5,000
    shares authorized: no shares outstanding                            -                  -
  Common stock, $.001 par value: 200,000,000
    shares authorized 58,604,009. Issued and outstanding           58,604             48,902
  Additional paid-in-capital                                   10,822,805         10,272,420
  Accumulated deficit                                         (14,129,463)       (13,387,391)
                                                          ---------------       ------------
     Total Stockholders' Deficit                               (3,248,054)        (3,066,069)
                                                          ---------------       ------------
     Total Liabilities and Stockholders' Deficit          $     3,854,520       $  3,158,908
                                                          ===============       ============




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2001 and 2000


                                                                Three Months Ended
                                                        August 31, 2001      August 31, 2000
                                                        ---------------      ---------------
Revenues                                                $     1,486,709      $       516,837

Cost of Sales                                                   815,459              517,620
                                                        ---------------      ---------------
Gross Profit                                                    671,250                 (783)
                                                        ---------------      ---------------
Operating Expenses
  Selling, general and administrative                         1,396,877              668,093
                                                        ---------------      ---------------
    Total Operating Expenses                                  1,396,877              668,093
                                                        ---------------      ---------------
      Operating Loss                                           (725,627)            (668,876)
                                                        ---------------      ---------------

Other Income and Expense
  Interest income                                                64,002                3,438
  Interest expense                                              (80,447)                   -
                                                        ---------------      ---------------
    Total Other Income and Expenses                             (16,445)               3,438
                                                        ---------------      ---------------
Loss Before Income Taxes                                       (742,072)            (665,438)

Provision For Income Taxes                                            -                    -
                                                        ---------------      ---------------
Net Loss                                                $      (742,072)     $      (665,438)
                                                        ===============      ===============

Loss Per Share
  Net loss                                              $         (0.01)     $         (0.03)
                                                        ===============      ===============
  Fully diluted                                         $         (0.01)     $         (0.03)
                                                        ===============      ===============

  Weighted average common shares outstanding                 56,460,200           19,857,347
                                                        ===============      ===============
  Fully diluted common shares                                78,181,629           22,437,830
                                                        ===============      ===============





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended August 31, 2001 and year ended May 31, 2001



                                           Common Stock
                                    ---------------------------     Additional                          Total
                                     Number of            At          Paid In      Accumulated       Stockholders'
                                       Shares         Par Value       Capital        Deficit            Deficit
                                    -----------       ---------     -----------    ------------      -------------
Balance, May 31, 2000                19,353,847          19,354       7,543,466      (9,333,938)        (1,771,118)

Sale of common stock                 18,264,869          18,264         781,954               -            800,218
Issuance of stock for
  services rendered,
  debt conversion, and
  compensation                       11,282,841          11,284       1,947,000               -          1,958,284
Net Loss                                      -               -               -      (4,053,453)        (4,053,453)
                                    -----------       ---------     -----------    ------------      -------------
Balance, May 31, 2001                48,901,557          48,902      10,272,420     (13,387,391)        (3,066,069)

Issuance of stock for
  services rendered,
  debt conversion, and
  compensation                        9,702,452           9,702         550,385               -                  -
Net Loss                                      -               -               -        (742,072)          (742,072)
                                    -----------       ---------     -----------    ------------      -------------
Balance, August 31, 2001             58,604,009       $  58,604     $10,822,805    $(14,129,463)     $  (3,808,141)
                                    ===========       =========     ===========    ============      =============





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2001 and year ended May 31, 2001


                                                             Three Months
                                                                Ended            Year Ended
                                                           August 31, 2001       May 31, 2001
                                                           ---------------      --------------
Cash Flows From Operating Activities
  Cash received from customers                             $       749,283      $    2,782,841
  Interest income                                                        -              56,569
  Cash paid to suppliers and employees                          (1,303,012)         (4,745,761)
  Interest paid                                                    (11,231)            (35,544)
  Income taxes paid                                                      -                   -
                                                           ---------------      --------------
    Net Cash Flows Used in Operating Activities                   (564,960)         (1,941,895)
                                                           ---------------      --------------
Cash Flows From Investing Activities
  Purchase of equipment                                             (5,613)           (176,477)
  Cash paid to develop name                                              -             (23,524)
  Cash paid for deposits                                                 -            (222,998)
                                                           ---------------      --------------
     Net Cash Flows Used in Investment Activities                   (5,613)           (422,999)
                                                           ---------------      --------------
Cash Flows From Financing Activities
  Proceeds from sale of stock                                      128,697             800,218
  Purchase of a certificate of deposit                                   -            (200,000)
  Collection of refundable deposit                                       -              90,000
  Proceeds from convertible debt                                         -           1,792,500
  Payments on notes to trustee                                           -             (50,000)
  Repayment of loan to stockholder                                  (4,996)            (69,659)
  Proceeds from note payable                                             -             674,182
  Repayment of note payable                                              -            (410,000)
  Repayment of loans payable                                       (19,400)           (250,687)
  Proceeds from loans payable                                      410,000                   -
                                                           ---------------      --------------
     Net Cash Flows Provided by Financing Activities               514,301           2,376,554
                                                           ---------------      --------------

Net Increase(Decrease) in Cash                                     (56,272)             11,660

Cash and Cash Equivalents at Beginning of Year                      58,565              46,905
                                                           ---------------      --------------
Cash and Cash Equivalents at End of Year                   $         2,293      $       58,565
                                                           ===============      ==============





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2001 and year ended May 31, 2001



                                                                Three Months
                                                                   Ended             Year Ended
                                                              August 31, 2001       May 31, 2001
                                                              ---------------     ----------------
Supplemental Schedule of Non Cash Activities:
  Stock issued to reduce debt                                 $       195,000     $        284,500
  Stock issued to pay interest on debt                                 52,551               88,672
  Depreciation                                                         27,409              130,344
  Amortization                                                          4,240              148,162
  Bad debt                                                                  -              220,000
  Expenses paid by issuance of common stock                            78,640            1,624,618






See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies and General Matters
-----------------------------------------------------------------------

Organization
------------

Phoenix International Industries, Inc., A Florida Corporation (the Company), and its subsidiary, Epicus, Inc. (formerly known as The Telephone Company of Central Florida, Inc.) purchase wholesale long distance and local telecommunication services and resell these services to its customers throughout the United States. Epicus, Inc., formerly the Telephone Company of Central Florida, Inc. changed its name in January 2001 to better reflect the scope of its business purpose. Epicus, a wholly owned subsidiary, was acquired July 1999 as a reorganized debtor to facilitate these activities.

The Company acquired 100% of the outstanding common stock of Moye and Associates, Inc. a Georgia Corporation, doing business as The Best Net (Best Net, Moye) on July 28, 2000. Moye provides computer consulting primarily to commercial business and Internet provider services, (dial up and domain hosting) primarily to individual customers in the Southeastern United States.

The Company reactivated Mic Mac, Inc. a company incorporated in the State of South Carolina. Mic Mac, a wholly owned subsidiary of the Company, discontinued operating in the fiscal year ended May 31, 1999.

Principals of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Epicus, Inc. and Moye and Associates, Inc. at August 31, 2001 and May 31, 2001. All intercompany accounts and transactions have been eliminated.

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

The weighted average common shares outstanding during the three months ended August 31, 2001 and 2000 were 56,460,200 and 19,857,347 respectively. The fully diluted common shares outstanding for the three months ended August 31, 2001 and 2000 were 78,181,629 and 22,437,830 respectively.

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

NOTE 2 - Loans Receivable
-------------------------

At August 31, 2001 and 2000, loans receivable consisted of a $15,000 non-interest bearing, non-collateralized

PHOENIX INTERNATIONAL INDUSTRIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Loans Receivable (continued)
-------------------------------------

loan from an Officer and Stockholder of the Company. There is no specified date for repayment.

A $10,000 loan to an employee of the Company which bears an interest rate of 10% due on or before December 24, 2001. The loan is collateralized with 163,934 shares of the Company's common stock.

NOTE 3 - Restricted Cash
------------------------

Restricted cash consists of an eighteen-month certificate of deposit paying 6.2% and maturing January 7, 2002. The certificate of deposit is held by a bank to collateralize a letter of credit of an equal amount for the benefit of Bell South.

NOTE 4 - Reactivation of Subsidiary
-----------------------------------

The Company acquired 100% of the outstanding stock of Mic Mac on April 9, 1998 by issuing 250,000 shares of restricted common stock. The Company ceased operating in the third quarter of the year ending May 31, 1999. The net income from the disposition of Mic Mac was recognized as income from discontinued operations in the May 31, 1999 financial statement. The Company reactivated the company by filing the appropriate documents with the State of South Carolina.

NOTE 5 - Refundable Deposit
---------------------------

The Company negotiated the refund of a deposit that the Company had made towards the acquisition of another company in a prior year. The settlement included the deposit of $200,000 plus a total of $20,000 interest. $110,000 was received in the fiscal year May 31, 1999. The Company settled for $90,000 and charged $20,000 to bad debt in the year ended May 31, 2001.

NOTE 6 - Allowance for Doubtful Accounts, Bad Debts
---------------------------------------------------
The Company established an allowance for doubtful accounts for the three months ended August 31, 2001 and the year ending May 31, 2001. Activity in the allowance for doubtful accounts and bad debt expense are summarized as follows:

                                                      Allowance
                                                     For Doubtful        Bad Debt
                                                       Accounts          Expense
                                                    -------------      -------------
May 31, 2001 provision for doubtful accounts            10,000                  -
Direct write off of accounts receivable                      -             200,000
Write off of refundable deposit
  (See note 5 above).                                        -              20,000
                                                    ----------         -----------
    Total                                               10,000         $   220,000
                                                                       ===========
From June 1, 2001 through August 31, 2001
   Provision for doubtful accounts                           0                   0

   Direct write off of accounts receivable                   0                   0
                                                    ----------         -----------
       August 31, 2001                              $   10,000         $         0
                                                    ==========         ===========



At May 31, 2001, management estimated that approximately $400,000 of accounts receivable are no longer customers and may not be collectible. The Company has instituted various actions in an effort to collect these accounts, i.e. turned over to collection agencies and to legal counsel as well as various in-house collection efforts. The following is the calculation used to estimate the bad debt expense in the year ended May 31, 2001.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Allowance for Doubtful Accounts, Bad Debts (continued)
---------------------------------------------------------------

Estimated dollar amount of noncurrent customers           $      400,000
Estimated uncollectable, 35% ($400,000 x .35)                   (140,000)
Estimated collection expense, 25% of collections
  ($260,000 x 25%)                                               (65,000)
                                                          --------------
Estimated uncollectable accounts receivable (rounded)     $      200,000
                                                          ==============

Note 7 - Deposits
-----------------

Deposits at August 31, 2001 and May 31, 2001 consist of the following:

            Security deposit                      $   229,192
            Utilities                                   2,695
            Office Leases                               2,490
            Equipment Lease                               480
            Deposit on purchase of equipment           61,557
            Other contracts                             6,000
                                                  -----------
                                                  $   302,414
                                                  ===========

NOTE 8 - Business Combinations
------------------------------

Epicus, Inc.

The Company acquired 100% of the issued and outstanding voting common stock of TCCF (a reorganized debtor) on July 27, 1999. The consideration and terms were as follows. All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%. In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the confirmation order and the balance will be deposited in four consecutive semi-annual installments of $100,000 (see Note 12). The "effective date" of the closing was ten days after the Bankruptcy Court issued the Order of Confirmation. At the execution of the Letter of Intent of the Company to acquire TCCF, the Company deposited 50,000 shares of its common stock with council for TCCF as security for the performance of its obligations under the agreement. The shares of stock remain issued and outstanding with council as of August 31, 2001.

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Business Combinations (continued)
------------------------------------------

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

As part of an Employment Agreement also dated July 28, 2000, between the Moye & Associates, Inc. and Tully Moye (Tully), former stockholder of the Company, Moye & Associates will employ Mr. Moye for three years beginning July 28, 2000 at an annual base salary of $50,000 in year one, $60,000 in year two and $70,000 in year three. The above represents a $10,000 increase in base salary each year. This will occur only if the financial state of the Company is such that it can meet this increase based on revenue generated by the Company; and the Company will not be forced to go to sources outside the Company to meet the increase. Should that not be the case employee's annual base salary will remain at $50,000 until the above condition can be met, at which time the increase will go into effect.

If, one year from the anniversary date of this agreement, the closing bid price of Phoenix International Stock is less than one dollar ($1.00) per share, making the value of 600,000 shares less than $600,000 dollars, employee will receive the difference between $600,000 and the actual value in additional stock of Phoenix International Industries, Inc. The Company issued 512,500 shares of common stock to Mr. Tully Moye and he agreed to accept these shares as full payment for the above described provision.

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

On July 19, 2001, the Company signed a Letter of Intent to sell the active clients of Best Net. The buyer will pay $133.33 for each existing "dial-up" and "domain hosting client". It is estimated that there are between approximately 1,500 and 2,672 active, fee for service clients at Best Net on the date of signing the Letter of Intent. The buyer deposited a down payment of $150,000 with the Company and an additional $50,000 into an interest bearing account at the date of signing. The buyer then has 120 days to verify the exact number of clients delivered by the Company. There will then be a "true up" of the number of paying clients in good standing at the end of the verification period. The final "true ups" has not taken place as of August 31, 2001.

NOTE 9 - Property and Equipment
-------------------------------


Property and equipment consists
  of the following:
                                          August 31, 2001         May 31, 2001
                                          ---------------       ----------------
Computer Equipment                        $       240,295       $        234,681
Furniture, fixtures and equipment                 390,722                390,722
Software development                              443,400                443,400
                                          ---------------       ----------------
Total cost                                      1,074,417              1,068,803


PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Property and Equipment (continued)
-------------------------------------------

Accumulated depreciation                        295,564        268,155
                                            -----------    -----------
  Net Property and equipment                $   778,853    $   800,648
                                            ===========    ===========
Depreciation expense included in the cost
  of sales for the period ended are:        $    27,409    $   130,344
                                            ===========    ===========


The Company capitalized the cost to develop, design and implement the billing and accounts receivable software used for the Company's internal use. Capital costs consist of contract labor charges incurred by the Company in the year ended August 31, 2001 and 2000 for computer programmers.

The Software Development costs are being amortized on a straight-line basis over their estimated useful life of seven years.

NOTE 10 - Loan Payable - Related Party
--------------------------------------

                                                    August 31, 2001       May 31, 2001
                                                    ---------------       ------------
The note payable to shareholder and Chief
  Executive Officer is noncollateralized and
     due on demand.  Interest is accrued at
     the Applicable Federal Rate (AFR) of
     approximately 6.25%

       Principal                                     $   716,969           $   430,965
       Accrued Interest Payable                            2,219                 6,734
                                                     -----------           -----------
                                                     $   719,188           $   437,699
                                                     ===========           ===========



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

NOTE 12 - Notes Payable
-----------------------

Notes payable at August 31, 2001 and May 31, 2001 consisted of the following:

                                                             August 31,           May 31,
                                                                2001                2001
                                                           --------------      -------------
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


PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Notes Payable (continued)
-----------------------------------



fair value of the 2,000,000 shares issued as a
facility fee. The "Facility Fees" associated with
the one year note were expensed in the year ended
May 31, 2000.  Pursuant to the terms of a Pledge
and Security Agreement between borrower and lender,
the Company issued 3,000,000 shares of restricted
common stock to the lender to hold as collateral
on the note.  The company shall grant the lender
the option to purchase the pledged shares at an
exercise price of $.36 per share at any time for a
period of two years from the date of pledge.  The
purchase option, if exercised by the lender, will
have no effect on the outstanding balance of the
note. Total accrued interest which is included in
accrued interest payable from inception of the
note through August 31, 2001 is $223,081.
Interest accrued for the three months ended
August 31, 2001 is $29,000.                                $     750,000       $     750,000

In accordance with an Employment Agreement between
the Company and Mr. Tully Moye (Tully), the
former owner of Moye & Associates, Inc., dated
July 28, 2000, the Company agreed to pay Tully
$100,000 to repay loans he made to Moye & Associates
over the years.  The Agreement calls for Tully to
receive $25,000 at the execution of the closing
documents between the Company and Moye & Associates,
$50,000 on September 1, 2000 and $25,000 180 days
after the execution of the closing of the Share
Exchange Agreement between the two companies.  The
second two payments have not been made but the
payable has been reduced by the amount of personal
expense paid by the Company on behalf of Tully.                   54,215              54,215

A non-interest bearing, non-collateralized loan due
on demand to a related company of the Chief
Operating Officer.  The loan was converted to a 10%
Note Payable on March 21, 2001.  Principal and
interest is due on demand but in no case later than
June 15, 2001.  The note is collateralized by a first
interest in all goods of the borrower (i.e.) computers,
office equipment, vehicles etc., all receivables,
contract rights, general intangibles and all real or
intangible property of the Company.  The note was
renewed for an additional one year.                              572,200             472,600

The Company issued $2 million of 12% secured convertible debentures on June 22, 2000 that mature in December 2001.
Interest is payable quarterly commencing on June 30, 2000 and each quarter thereafter while such debentures are outstanding. All overdue and unpaid interest shall entail a late fee at the rate of 15% per annum. The debenture shall be convertible into shares of common stock at the option of the holder, in whole or in part at any time and from time to time, after the original issue date.
The number of shares of common stock issuable upon a conversion shall be determined by a formula as specified in the agreement. The exercise price is equal to 65% of the average of the per share market values of the common stock during the five trading days immediately preceding the date of exercise. A holder may not convert debentures or receive shares of common stock as payment



PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Notes Payable (continued)
-----------------------------------



of interest to the extent such conversions or
receipt of such interest payment would result in
the holder beneficially owning in excess of
9.999% of the then issued and outstanding shares of
common stock.  The holder converted 6,808,867
shares of common stock that reduced principal by
$284,500 and paid interest of $88,673.  Unpaid
accrued interest that is included in accrued
interest payable at August 31, 2001 is $34,598.                1,520,500           1,715,500

Two notes payable due to the creditor trust fund.
1) A $500,000, 8% non-collateralized note with
semi-annual payments of $100,000 starting July 26,
1999.  The proceeds from this note are for paying
the allowed general unsecured creditors (pre-
petition accounts payable).  This note matures
July 26, 2001, and 2) A $300,000, 8% non-
collateralized note with semi-annual payments of
$25,000 starting July 26, 1999.  The proceeds from
this note are for paying allowed priority tax
claims.  The Company renegotiated, with approval
of the court, the terms of the repayment of the
remaining balances of the two notes due to the
Creditors Trust.  The new terms require the Company
to pay $50,000 on October 15, 2000 and fourteen equal
quarterly payments of $25,000 until the balance is
paid in full.    The write down of this note in the
amount of $270,820 is included as an extraordinary
item - extinguishment of debt in the May 31, 2001
Statement of Operations.  In the event the Company
fails to make any of the payments when due under
the modified schedule, the Creditors' Trust would
then be entitled to the immediate entry of judgment
for the remaining amounts due, upon the filing of
an Affidavit of Non-Payment by the Creditors'
Trust.  The October 15, 2000 payment was made to
the Creditors' Trust.  This new note matures
April 2004.                                                      350,000             350,000
                                                           -------------       -------------
                   Total Long Term Debt                        3,246,915           3,342,315
                                                           -------------       -------------
                   Less Current Portion                        3,046,915           3,142,315
                                                           -------------       -------------
                   Net Long Term Debt                      $     200,000       $     200,000
                                                           =============       =============

</TABLE


Principal maturities are as follows for the next five years ending August 31:

                  Year               Amount
                  ----             ----------
                  2002              3,046,915
                  2003                100,000
                  2004                100,000
                                   ----------
                                   $3,246,915
                                   ==========

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13- Loans Payable, Line of Credit
--------------------------------------

At August 31, 2001 and May 31, 2001 the company is obligated to the following loans payable:


                                                             August 31,           May 31,
                                                                2001                2000
                                                           --------------      -------------
Three non-interest bearing, non-collateralized
loans due on demand.  One loan remains at August
31, 2001.  The Company has been unable to locate
one payee and has been informed the company went
out of business.  The loan, in the amount of
$100,000 was written down and included as an
extraordinary item - extinguishment of debt in
the May 31, 2001 Statement of Operations.                          97,878             97,878

A bank line of credit was established by Best
Net to cover overdrafts that may occur in the
operating demand account.  The line of credit is
noncollateralized and interest is payable
monthly on the unpaid principal balance at 9%.
The loan is due on demand.                                          8,128              8,128
                                                           --------------      -------------
                             Total Loans Payable           $      106,006      $     106,006
                                                           ==============      =============


NOTE 14 - Income Taxes
----------------------

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2001 totals approximately $10,100,000. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2009.

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Recent Accounting Pronouncements (continued)
------------------------------------------------------

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimatable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current annual amortization of intangible assets is approximately $148,162. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

NOTE 17 - Stock Issued For Services
-----------------------------------

The Company issued 1,080,000 shares and 8,782,841 shares of unrestricted common stock for the three months ended August 31, 2001 and the the year ended May 31, 2001, respectively for payment to various professionals for legal and consulting services rendered to the Company. The value of the various professional services rendered and the corresponding paid-in capital was recorded at the value per share of the Company's closing market price on the day of issuance of the stock certificates. The amount recorded for professional services and paid-in capital for the three months ended August 31, 2001 and the year ended May 31, 2001 of $78,640 and $1,285,783 respectively.

NOTE 18 - Rescission Of Restricted Stock
----------------------------------------

In prior years, the Company issued 230,354 shares of restricted common stock to certain individuals and companies in contemplation of services to be rendered. The individuals did not perform. Management reacquired the stock and voided the transaction in the year ended May 31, 2001. No value was placed on the stock at the date of issuance.

NOTE 19 - Business Segments
---------------------------

The Company's reportable segments are strategic business units that offer different products or services. The Company has three reportable segments: computer consulting, telecommunication services, and acquisition services. Intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, expenses or transfers and there have been no allocation of expenses between segments for the three months ended August 31, 2001 and 2000. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

The following is a summary of segment activity:

                                    Computer          Telephone       Acquisition
                                    Consulting        Services        Services          Totals
                                    ----------        ---------       -----------      ---------
August 31, 2000
---------------
Revenues                            $   30,068        $  486,769      $         -      $  516,837
Interest income                              -             2,800              638           3,438
Interest expense                           697               104           48,837          49,638
Depreciation and amortization                -          (485,499)             900          24,771
Segment profit (loss)                    3,607         2,060,277         (183,546)       (665,438)
Segment assets                           7,631                 -        1,681,920       3,749,828

August 31, 2001
---------------
Revenues                            $        -        $1,486,709      $         -      $1,486,709
Interest income                              -                 -                -               -
Interest expense                             -            57,002           23,445          80,447
Depreciation and amortization                -            30,749              900          31,649
Segment profit (loss)                        -          (421,143)        (320,929)       (742,072)
Segment assets                               -         3,372,826          481,694       3,854,520


PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employees of the Company who have been granted options are authorized by the Committee to purchase the shares at a price equal to 55% of the three day average closing bid price prior to the date of written election to exercise. For the three months ended August 31, 2001 2,076,974 options have been exercised totaling $118,017. All options granted at August 31, 2001, have been exercised.

NOTE 21 - Commitments and Contingencies
---------------------------------------

The Company leases its corpoate offices from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in September 2001. Rent expense paid, which is paid on a month to month basis for all locations, was $30,100 for the three months ended August 31, 2001.

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

The Company is a party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. The results of legal proceedings are difficult to predict. Management believes that they have defenses in each of the cases set forth below and are vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect the Company's business, results of operations or financial condition.

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

A suit has been filed by the Company in an attempt to recover approximately $290,000 remaining from a

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - Commitments and Contingencies (continued)
---------------------------------------------------

promissory note receivable due from ITC, see note 3. As a part of the rescission agreement the management of ITC agreed to relieve the Company from approximately $800,000 of the tax obligations incurred by ITC prior to the acquisition of ITC by this Company. Management of ITC has supposedly reneged on this portion of the agreement. The entire matter remains in litigation. Management of the Company intends to pursue this case.

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

The Company has incurred a loss of approximately $742,000, for the three months ended August 31, 2001, has a deficit of approximately $14,100,000 and insufficient working capital.

The Company has incurred significant selling, general and administrative expenses which have been funded by loans from the Company's CEO and by the selling of common stock in the U.S. and in foreign markets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company believes that Epicus will become profitable by the quarter ending November 30, 2001 and will generate future cash flows. However, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to provide temporary working capital in the U.S. and foreign equity markets. In addition, the Company's Chief Executive Officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

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

OVERVIEW

	During the three month period ended August 31, 2001; the Company's primary subsidiary, EPICUS reported that in June and July they recorded their first, even though very small, profits while for the same period the majority of the telecommunications industry was posting significant losses. Based upon the representations received from EPICUS, we believe they will continue increasing revenues, and therefore their profits, as they increase their subscriber base for their telecommunications services.

	The acquisition by Phoenix of companies like The Best. Net is an excellent example of how Phoenix can assist EPICUS in expanding its customer base. EPICUS was able to cross sell its services to The
Best Net customers and vice/versa.

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


RESULTS OF OPERATIONS

        Phoenix International Industries, Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended May 31, 2001, and its previous quarterley reports for the quarters ended February 28, 2001 and November 30, 2000 which were filed with the SEC.

        The Company reported revenues of $1,486,709 for the three month period ended August 31, 2001 compared to revenues of $516,837 for the comperable three month period of the preceeding year. These revenues resulted from telecommunication service sales generated by Phoenix's affiliates, EPICUS, Inc. (fka Telephone Company of Central Florida, Inc.) and Moye & Associates, Inc. (dba "The Best.Net"), as disclosed in the combined financial statement which is included in this filing.

        During the Company's three month period ended August 31, 2001, the Company incurred net losses of $742,072 compared to net losses of $665,438 for the comparable three month period for the preceding year.

        The Company's net losses for the three month period ended August 31, 2001, continue to be the result of expenses involved with supporting the day to day operation of EPICUS, the expenses of expanding its affiliates sales operations, including the posting of additional deposits to long distance carriers on behalf of EPICUS. Also contributing to the Company loss during the period are the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation. The Company also incurred non-cash expenses associated with the issuance of 6,295,478 shares of stock to the underwriters of the convertible debenture it entered into which was reported in its 10KSB for the period ended May 31, 2001.

        In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officers, director and shareholders, and the sale of stock under the terms of Rugulation "S" of the Securities Act of 1933.

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

        Also, as previously referred to, during the previous fiscal year which ended May 31, 2001, the Company entered into a Secured Convertible Debenture Purchase Agreement consisting of 12% Secured Convertible Debentures, and Common Stock Purchase Warrants, for the initial amount of no less than $2,000,000. This Agreement was constructed in a manner that at the Company's discretion allows rollovers, additional tranches or other means of raising additional capital beyond the initial $2,000,000. This agreement is with private investors who received the right to register said stock in accordance with the SB-2 registration statement prepared by Phoenix's legal counsel and filed with the SEC.

       The Company still continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company, at August 31, 2001 had total assets of $3,854,520 compared to total assets of $3,158,908 at May 31, 2001. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

        Based upon the Company's present liquid resources, its present operating expenses, and the commitment of its executive officers to continue to defer most or all of their salaries, and if no new revenues are generated from operations or other sources, the Company will be able to operate for a minimum of three months. However, in the near term, the Company does anticipate a significant increase operating revenues as a result the business developments by EPICUS.

        The Company's monthly operating expenses during the three month period ended August 31, 2001, does not reflect any salary to Gerard Haryman or Thomas Donaldson, the Company's executive officers, who's salaries have been accrued, but not paid, at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

        One of the Company's subsidiaries, EPICUS, has been involved in a dispute with one of its former carriers, Sprint Florida, regarding a default in payment for services. The Company believed that the accusation was incorrect, however after obtaining advice from legal counsel, the Company decided not to litigate the matter and the carrier was awarded a default judgement against EPICUS. In accordance with a Judgment Payment Agreement dated February 15, 2001, Epicus agreed to pay Sprint $332,000 for sevices previously provided by Sprint. Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 is payable on October 15, 2002.

        As to the litigation filed by Phoenix against its former subsidiary Intuitive Technology Consultants, Inc., (ITC) (now renamed Elite Technologies, Inc.) to recover approximately $350,000 in loans extended to ITC when it was a Phoenix subsidiary; on June 11, 2001, the day before the trial was to begin, ITC and the ITC Acquisition Group filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Laws, virtually eliminating any possiblilty of Phoenix collecting any amount of the debt from litigation in that manner. Phoenix will search for other legal means of recovering the money owed to them.

        A suit has been filed by a Canadian corporation for alleged breach of contract regarding a licensing fee for use of billing software. The Company used the software for a short period of time and found that contrary to the software company's representations, it did not meet the specific needs of the company and therefore stopped payment. The plaintiff is seeking damages for the loss of revenue that would have been earned over the life of the agreement. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion.

        A suit was filed against the Company for nonpayment of rents subsequent to vacating office space occupied by the Company until approximately November 1995. A default judgment was obtained against the Company. To date, noone has come forward to follow up on the judgment or has made any effort to collect. The potential cost to the Company, if any, is not determinable at this time.


Item 2.  Changes in Securities
         ---------------------

        NONE


Item 3.  Defaults upon Senior Securities
         -------------------------------

        NONE


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        NONE


Item 5.  Other Information
         -----------------

        NONE


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        NONE

                            SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PHOENIX INTERNATIONAL INDUSTRIES, INC.
                            (Registrant)



October 18, 2001             By:/s/ GERARD HARYMAN
                                -------------------------------------
                               Gerard Haryman
                               President, Chief Executive Officer and
                               (acting) Chief Financial Officer