Form 10QSB
period 2001-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2002-01-18
CIK 800401

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: November 30, 2001
                                             -----------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                      Commission file number: 000-17058


                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Florida                                          59-2564162
-------------------------------                   --------------------------
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

     Common Stock, $.001 par value 67,770,585 shares outstanding as of
                          November 30, 2001

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

OVERVIEW

	During the three month period ended November 30, 2001; the Company's primary subsidiary, EPICUS reported that while they were not able to maintain their previous profitability, their loses were minimized by the implementation of new cost saving measures in the provisioning of new business and the reduction of redundant personnel. Based upon the representations received from EPICUS, we believe they will continue to increase their revenues, and therefore return to profitability by the end of the next quarter.

        In general, the Company's plan is to enter into strategic relationships with companies that have developed or are developing innovative technologies, methodologies or products for the communication industry. The Company then plans to enter into marketing relationships with strategic partners that are designed to increase the customer base, and therefore the revenue streams of its subsidiaries.

        The Company, during the coming year, will continued to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to continue its strategic acquisition activities to promote the products and the growth of EPICUS as its primary subsidiary.

RESULTS OF OPERATIONS

        Phoenix International Industries, Inc. (the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended May 31, 2001, and its previous quarterly report for the quarter ended August 31, 2001 which were filed with the SEC.

        The Company reported revenues of $1,750,264   for the three-
month period ended November 30, 2001 compared to revenues of $698,736 for the comparable three-month period of the preceding year. These revenues resulted from telecommunication service sales generated by Phoenix's affiliates, EPICUS, Inc. and Moye & Associates, Inc. (dba "The Best.Net"), as disclosed in the combined financial statement which is included in this filing.

	During the Company's three month period ended November 30, 2001, the Company incurred net losses of $4,036,109 compared to net losses of $1,460,250 for the comparable three month period for the preceding year.

        The Company's net losses for the three month period ended November 30, 2001, continue to be the result of expenses involved with supporting the day to day operation of EPICUS, the expenses of expanding its affiliates sales operations, including the posting of additional deposits to long distance carriers on behalf of EPICUS. Also contributing to the Company loss during the period are the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation. The Company also incurred non-cash expenses associated with the issuance of 2,000,000 shares of stock to the former owners of Moye & Associates as a payment on the balance of the note issued for the purchase of that company.

        In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company continues to be dependent upon the funds provided by non-interest bearing loans and agreements to defer payments due, from the Company's executive officers, directors and shareholders, and the sale of stock under the terms of Regulation "S" of the Securities Act of 1933.

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

        Also, as previously referred to, during the previous fiscal year, which ended May 31, 2001, the Company entered into a Secured Convertible Debenture Purchase Agreement consisting of 12% Secured Convertible Debentures, and Common Stock Purchase Warrants, for the initial amount of no less than $2,000,000. This Agreement was constructed in a manner that at the Company's discretion allows rollovers, additional tranches or other means of raising additional capital beyond the initial $2,000,000. This agreement is with private investors who received the right to register said stock in accordance with the SB-2 registration statement prepared by Phoenix's legal counsel and filed with the SEC.

        The Company still continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company, at November 30, 2001 had total assets of $4,601,275 compared to total assets of $3,310,308 at May 31, 2001. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

        Based upon the Company's present liquid resources, its present operating expenses, and the commitment of its executive officers to continue to defer most or all of their salaries, and if no new revenues are generated from operations or other sources, the Company will be able to operate for a minimum of three months. However, in the near term, the Company does anticipate continued operating revenue increases as a result the business developments by EPICUS.

        The Company's monthly operating expenses during the three month period ended August 31, 2001, include accrued salaries to Gerard Haryman and Thomas Donaldson, the Company's executive officers, at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.


                 PART II.   OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

	One of our subsidiaries, EPICUS, has been involved in a dispute with one of its former carriers, Sprint Florida, regarding a default in payment for services. On August 23, 2000, Sprint filed suit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida. We believed that the accusation was incorrect, however after obtaining advice from legal counsel, we decided not to litigate the matter and on December 21, 2000, the carrier was awarded by that court, a default judgment against EPICUS in the amount of $321,587.52. In accordance with a Judgment Payment Agreement dated February 15, 2001, EPICUS agreed to pay Sprint as follows: Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 is payable on October 15, 2002.

	On January 27, 1999 Phoenix filed suit in The Superior Court of Fulton County Georgia against our former subsidiary Intuitive Technology Consultants, Inc., (ITC) (now renamed Elite Technologies, Inc.), to recover approximately $350,000 in loans extended to ITC when it was one of our subsidiaries. On June 11, 2001, the day before the trial was to begin, ITC and the ITC Acquisition Group filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Laws, virtually eliminating any possibility of us collecting any amount of the debt from litigation in that manner. We will search for other legal means of recovering the money owed to Phoenix by them.

	A suit has been filed in Canada by EXL Information Corporation, a Canadian corporation, in the amount of $184,761 for alleged breach of contract regarding a licensing fee for the use of their billing software. We used the software for a short period of time and found that contrary to the software company's representations, it did not meet our specific needs and therefore stopped payment. The plaintiff is seeking damages for the loss of revenue that would have been earned over the life of the agreement. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion.

	A suit was filed in Palm Beach County Circuit Court in August of 1999, against the Company by the "Trustee as Successor in Interest" for Condor Place Joint Venture, for nonpayment of rents subsequent to vacating office space occupied by the Company until approximately November 1995. A default judgment was obtained against the Company.
To date, nobody has come forward to follow up on the judgment or has made any effort to collect. The potential cost to the Company, if any, is not determinable at this time.

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

                            PHOENIX INTERNATIONAL INDUSTRIES, INC.
                            (Registrant)



January 17, 2002            By:/s/ GERARD HARYMAN
                              --------------------------------------
                              Gerard Haryman
                              President, Chief Executive Officer and
                              (acting) Chief Financial Officer

                   PHOENIX INTERNATIONAL INDUSTRIES, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                               November 30, 2001

                    PHOENIX INTERNATIONAL INDUSTRIES, INC.


                                   INDEX


Financial Information

    Financial Statements:

      Independent Accountants' Report                                     1

      Consolidated Balance Sheets as of November 30, 2001
      and May 31, 2001                                                    2

      Consolidated Statements of Operations for the three
      month and six month periods ended November 30, 2001 and 2000        4

      Consolidated Statements of Stockholders' Deficit for the
      six month period ended November 30, 2001                            5

      Consolidated Statements of Cash Flows for the six month
      periods ended November 30, 2001 and 2000                            6

      Notes to the Consolidated Financial Statements                      8

                      WIESENECK, ANDRES & COMPANY, P.A.
                         Certified Public Accountants
                         772 U.S. HIGHWAY 1, SUITE 200
                       NORTH PALM BEACH, FLORIDA  33408
                                (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                          FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida




                      INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Phoenix International Industries, Inc.

We have reviewed the accompanying Balance Sheets of Phoenix International Industries, Inc. and consolidated subsidiaries as of November 30, 2001 and May 31, 2001 and the related consolidated statements of operations for the three month and six month periods ending November 30, 2001 and 2000, and the consolidated statement of stockholders' deficit for the six month period from May 31, 2001, through November 30, 2001, and the consolidated statements of cash flows for the six month periods ending November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has accumulated losses of approximately $21 million as of November 30, 2001, has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



           /s/ Wieseneck, Andres & Company, P.A.


January 17, 2002

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2001 and May 31, 2001



                          ASSETS

                                                    November 30, 2001       May 31, 2001
                                                    -----------------     ----------------
Current Assets
  Cash                                              $           1,953     $         58,565
  Accounts receivable net of allowance
    for doubtful accounts of $150,000                       2,557,994            1,074,827
  Loans receivable stockholder                                 15,000               15,000
  Prepaid expenses                                              2,875                2,875
                                                    -----------------     ----------------
       Total Current Assets                                 2,577,822            1,151,267
                                                    -----------------     ----------------
Property and Equipment
  Property and equipment, net of $329,901
    and $268,155 accumulated depreciation                     755,892              692,048
                                                    -----------------     ----------------
Other Assets
  Restricted cash                                             253,798              203,365
  Reorganization value in excess of amounts
    allocable to identifiable assets, net of
    accumulated amortization of $21,348 and $17,109           652,763              661,242
  Intangible assets, net of $196,579 and $131,053
  accumulated amortization                                    326,554              302,414
                                                    -----------------     ----------------
       Total Other Assets                                   1,267,561            1,466,993
                                                    -----------------     ----------------
         Total Assets                               $       4,601,275     $      3,310,308
                                                    =================     ================

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2001 and May 31, 2001



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                    November 30, 2001       May 31, 2001
                                                    -----------------     ----------------
Current Liabilities
  Bank overdraft                                    $          68,246     $          3,916
  Accounts payable                                          2,505,678            1,766,994
  Accrued expenses                                            411,293              416,552
  Accrued officer salary                                    1,942,578            1,765,980
  Taxes payable                                               443,251              151,495
  Loans payable                                               256,006              106,006
  Notes payable - current portion                           1,596,209            3,142,315
                                                    -----------------     ----------------
       Total Current Liabilities                            7,223,261            7,353,258
                                                    -----------------     ----------------

Long-Term Debt
  Long-term debt - net of current portion                   1,863,657              200,000
  Loan payable stockholder                                    546,312              437,699
                                                    -----------------     ----------------
       Net Long-Term Debt                                   2,409,969              637,699

Commitments and Contingencies                                    -                    -

Stockholders' Deficit
  Preferred stock, $.001 par value: 5,000
    shares authorized: no shares outstanding                     -                    -
  Common stock, $.001 par value: 200,000,000 shares
    authorized 67,770,585. Issued and outstanding              67,771               48,902
  Additional paid-in-capital                               16,140,806           11,524,369
  Accumulated deficit                                     (21,240,532)         (16,253,920)
                                                    -----------------     ----------------
       Total Stockholders' Deficit                         (5,031,955)          (4,680,649)
                                                    -----------------     ----------------

       Total Liabilities and Stockholders' Deficit  $       4,601,275     $      3,310,308
                                                    =================     ================




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six month periods ended November 30, 2001 and  2000

                                                      Three Months Ended                              Six Months Ended
                                               ---------------------------------------      ---------------------------------------
                                               November 30, 2001     November 30, 2000      November 30, 2001     November 30, 2000
                                               -----------------     -----------------      -----------------     -----------------
Revenues                                       $       1,750,264     $         698,736      $       3,236,972     $       1,185,505
Cost of Sales                                          1,089,988               694,710              1,969,858             1,185,869
                                               -----------------     -----------------      -----------------     -----------------
Gross Profit                                             660,276                 4,026              1,267,114                 (364)
                                               -----------------     -----------------      -----------------     -----------------
Operating Expenses
  Selling, general and administrative                 (1,102,071)           (1,347,996)            (2,578,965)           (2,054,750)
                                               -----------------     -----------------      -----------------     -----------------
    Total Operating Expenses                          (1,102,071)           (1,347,996)            (2,578,965)           (2,054,750)
                                               -----------------     -----------------      -----------------     -----------------
Operating Loss                                          (441,795)           (1,343,970)            (1,311,851)           (2,055,114)

Other Income and Expense
  Interest income                                           -                      859                   -                    4,297
  Interest expense                                    (3,594,314)             (117,139)            (3,674,761)             (166,777)
                                               -----------------     -----------------      -----------------     -----------------
    Total Other Income and Expenses                   (3,594,314)             (116,280)            (3,674,761)             (162,480)
                                               -----------------     -----------------      -----------------     -----------------
Loss Before Income Taxes and
  Discontinued Operations                             (4,036,109)           (1,460,250)            (4,986,612)           (2,217,594)
                                               -----------------     -----------------      -----------------     -----------------

Provision for Income Taxes                                  -                     -                      -                     -

Discontinued Operations
  Income from discontinued operations                       -                     -                      -                    3,607
  Gain on sale of discontinued division                     -                     -                      -                     -
                                               -----------------     -----------------      -----------------     -----------------
    Total Income from Discontinued
    Operations                                              -                     -                      -                    3,607
                                               -----------------     -----------------      -----------------     -----------------
Net Loss                                       $      (4,036,109)    $      (1,460,250)     $      (4,986,612)    $      (2,213,987)
                                               =================     =================      =================     =================

  Loss from continuing operations              $           (0.06)    $           (0.07)     $           (0.08)    $           (0.10)
                                               =================     =================      =================     =================
  Net Loss                                     $           (0.06)    $           (0.07)     $           (0.08)    $           (0.10)
                                               =================     =================      =================     =================
  Weighted average common shares                      66,398,818            20,773,047             62,971,312            21,689,059
                                               =================     =================      =================     =================
  Fully diluted common shares                        124,961,756            22,963,386            124,961,756            22,963,386
                                               =================     =================      =================     =================





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the six months ended November 30, 2001


                                            Common Stock
                                     -----------------------------
                                                                        Additional                           Total
                                       Number of           At             Paid In         Accumulated     Stockholders'
                                         Shares         Par Value         Capital           Deficit          Deficit
                                     ------------     ------------     -------------     -------------    -------------
Balance, May 31, 2001                  48,901,557     $     48,902     $  11,524,369     $ (16,253,920)   $  (4,680,649)

Cash received for stock
  issued in a prior period                 -                  -              103,680            -               103,680
Issuance of stock for
  services rendered, interest
  debt conversion                       7,625,478            7,625           455,006            -               462,631
Issuance of stock as
  compensation to
  employees (Note 20)                   1,176,974            1,177           111,945            -               113,122
Stock issued as a bonus to
  officers (.06)                          900,000              900            54,900            -                55,800
Net Loss                                     -                -                 -             (950,503)        (950,503)
                                     ------------     ------------     -------------     -------------    -------------
Balance, August 31, 2001               58,604,009           58,604        12,249,900       (17,204,423)      (4,895,919)

Sale of stock                           4,000,000            4,000           155,995            -               159,995
Cash received for stock
  issued in a prior period                   -                -               33,192            -                33,192
Issuance of stock for
  services rendered                     1,050,000            1,050            48,525            -                49,575
Issuance of stock as
  compensation to
  employees (Note 20)                   2,116,576            2,117            66,880            -                68,997
Purchase of Best Net                    2,000,000            2,000            59,000            -                61,000
Interest on beneficial
  conversion feature                         -                -            3,527,314            -             3,527,314
Net Loss                                                                                    (4,036,109)      (4,036,109)
                                     ------------     ------------     -------------     -------------    -------------
Balance, November 30, 2001             67,770,585     $     67,771     $  16,140,806     $ (21,240,532)   $  (5,031,955)
                                     ============     ============     =============     =============    =============




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2001 and 2000



                                                             Six Months            Six Months
                                                                Ended                 Ended
                                                           November 30, 2001     November 30, 2000
                                                           -----------------     -----------------
Cash Flows From Operating Activities
  Cash received from customers                             $       1,753,806     $         999,311
  Interest income                                                       -                    4,297
  Cash paid to suppliers and employees                            (2,863,447)           (1,743,602)
  Interest paid                                                      (11,231)                 -
  Income taxes paid                                                     -                     -
                                                           -----------------     -----------------
     Net Cash Flows Used in Operating Activities                  (1,120,872)             (739,994)
                                                           -----------------     -----------------

Cash Flows From Investing Activities
  Purchase of equipment                                               (8,613)             (139,299)
  Cash paid for deposits                                                -                 (190,716)
                                                           -----------------     -----------------
     Net Cash Flows Used in Investment Activities                     (8,613)             (330,015)
                                                           -----------------     -----------------
Cash Flows From Financing Activities
  Proceeds from sale of stock                                        408,132                85,000
  Restricted cash                                                    (50,000)             (200,000)
  Proceeds from convertible debt                                     230,000             1,792,500
  Repayment of loan from stockholder                                 (25,653)              (58,245)
  Repayment of loans payable                                         (49,606)             (549,199)
  Proceeds from loans payable                                        560,000                  -
                                                           -----------------     -----------------
     Net Cash Flows Provided by Financing Activities               1,072,873             1,070,056
                                                           -----------------     -----------------
Net Increase(Decrease) in Cash                                       (56,612)                   47

Cash and Cash Equivalents at Beginning of Period                      58,565                46,905
                                                           -----------------     -----------------
Cash and Cash Equivalents at End of Period                 $           1,953     $          46,952
                                                           =================     =================





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2001 and 2000



                                                           Six Months             Six Months
                                                             Ended                  Ended
                                                        November 30, 2001      November 30, 2000
                                                        -----------------      -----------------
Supplemental Schedule of Non Cash Activities:
  Stock issued to reduce debt                           $         195,000      $           -
  Stock issued to pay interest on debt                             52,551                  -
  Depreciation                                                     61,746                 34,576
  Amortization                                                     69,765                  4,240
  Expenses paid by issuance of common stock                       140,415                 92,706
  Employee stock option expense                                   168,668                  -
  Stock issued as compensation to officers                         55,800
  Stock issued to purchase Best Net                                61,000                 15,600






See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies and General Matters
         --------------------------------------------------------------

Organization
------------

Phoenix International Industries, Inc., A Florida Corporation (the Company), and its subsidiary, Epicus, Inc. (formerly known as The Telephone Company of Central Florida, Inc.) purchase wholesale long distance and local telecommunication services and resell these services to its customers throughout the United States. Epicus, Inc. changed its name in January 2001 to better reflect the scope of its business purpose and eliminate the limitations imposed by its previous
name.   Epicus, a wholly owned subsidiary, was acquired July 1999 as a reorganized debtor to facilitate these activities.

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

Principals of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Epicus, Inc. and Moye and Associates, Inc. at November 30, 2001 and May 31, 2001. All intercompany accounts and transactions have been eliminated.

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

Goodwill, Reorganization Value in Excess of Amounts Allocable to
Identifiable Assets
----------------------------------------------------------------

Goodwill represents the excess of the purchase price over the fair values of the net assets and liabilities acquired resulting from business combinations and is being amortized on a straight-line basis
over five to ten years.   Reorganization Value in Excess of Amounts
Allocable to Identifiable Assets represents the excess of the purchase price of Epicus from bankruptcy by Phoenix over the fair value of the net assets and liabilities in



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies and General
         Matters (continued)
         ------------------------------------------------------

the amount of $678,350, is being amortized on a straight line basis over forty years. (See Note 8.) The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted cash flows method.

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

Intangible Assets
-----------------

Intangible assets in the amount of $207,500 consist of legal fees and other costs described as prepaid monthly consulting fees which were paid to NIR Group. The costs were withheld from the proceeds of the convertible debt. The fees are being recognized as an expense ratably over nineteen months, the maturity date of the debt. Fees of $65,526 and $131,053 were recognized as an expense in the six months ended November 30, 2001 and year ended May 31, 2001 respectively. (See Note 12.)

The cost associated with the development of the name "Epicus" in the amount of $23,525 was capitalized in the year ended May 31, 2001. Management will review the assets from time to time to determine if circumstances indicate that the carrying amount is impaired or may not be recoverable.

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

Earnings (Loss) Per Share
-------------------------

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement was effective for interim and fiscal periods ending after December 15, 1997. This Statement requires the presentation of
(1) diluted earnings per share, whose calculations includes not only average outstanding common share but also the impact of dilutive potential common shares such as outstanding common stock options; and
(2) basic earnings per share which includes the effect of outstanding common shares but excludes dilutive potential common shares. Although including potential common share in the diluted per share computations may be dilutive to their comparable basic per share amounts, no potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations exists.


See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies and General
         Matters (continued)
         ------------------------------------------------------


Earnings (Loss) Per Share (continued)
-------------------------------------
                                                                                            Per
                                                        Loss               Shares           Share
                                                     (Numerator)        (Denominator)       Amount
                                                    -------------       -------------     -----------
For the six months ended November 30, 2001:

Basic earnings per share
  Loss applied to common stockholders               $  (4,986,612)         62,971,312     $     (0.08)
                                                    =============       =============     ===========

For the six months ended November 30, 2000:

Basic earnings per share
  Loss applied to common stockholders               $  (2,213,987)         21,689,059     $     (0.10)
                                                    =============       =============     ===========


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

NOTE 2 - Loans Receivable
         ----------------

Loans receivable consisted of a $15,000 non-interest bearing, non-collateralized loan to the Chief Operating Office (COO) and Stockholder of the Company. There is no specified date for repayment.

NOTE 3 - Restricted Cash
         ---------------

Restricted cash consists of an eighteen-month certificate of deposit in the amount of $203,798 paying 6.2% and maturing January 7, 2002. The certificate of deposit is held by a bank to collateralize a letter of credit of an equal amount for the benefit of Bell South.

A $50,000 deposit in an interest bearing escrow account as part of the Letter of Intent to sell the active clients of Best Net (see Note 8).

NOTE 4 - Reactivation of Subsidiary
         --------------------------

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


NOTE 5 - Refundable Deposit
         ------------------

The Company negotiated the refund of a deposit that the Company had made towards the acquisition of another company in a prior year. The settlement included the deposit of $200,000 plus a total of $20,000 interest. $110,000 was received in the fiscal year May 31, 1999. The Company settled for $90,000 and charged $20,000 to bad debt in the year ended May 31, 2001.


NOTE 6  - Allowance for Doubtful Accounts, Bad Debts
          ------------------------------------------

The Company established an allowance for doubtful accounts for the six months ended November 30, 2001 and year ending May 31, 2001.
Activity in the allowance for doubtful accounts and bad debt expense are summarized as follows:

                                                    Allowance
                                                   For Doubtful        Bad Debt
                                                     Accounts          Expense
                                                   ------------     -------------
May 31, 2001 allowance for doubtful accounts             10,000
Increase allowance for doubtful accounts                140,000           140,000
Write off of refundable deposit
   (See Note 5 above)                                                      20,000
                                                   ------------     -------------
                                                   $    150,000     $     160,000
November 30, 2001 provision for doubtful
  accounts.                                                -                 -
                                                   ------------     -------------
      Total                                        $    150,000     $        -
                                                   ============     =============


Management estimated that approximately $400,000 of accounts receivable are no longer customers and may not be collectible. The Company has instituted various actions in an effort to collect these accounts, i.e. turned over to collection agencies and to legal counsel as well as various in-house collection efforts. The following is the calculation used to estimate the increase in the current years allowance for doubtful accounts.

     Estimated dollar amount of noncurrent customers    $      400,000
     Estimated uncollectable, 35% ($400,000 x .35)            (140,000)
                                                        --------------
     Estimated collectable accounts receivable          $      240,000
                                                        ==============

Note 7 - Deposits
         --------

Deposits at November 30, 2001 and May 31, 2001 consist of the following:

              Security deposit                       $      229,192
              Utilities                                       2,695
              Office Leases                                   2,490
              Equipment Lease                                   480
              Deposit on purchase of equipment               61,557
              Other contracts                                30,140
                                                     --------------
                                                     $      326,554
                                                     ==============
NOTE 8 - Business Combinations
         ---------------------

Epicus, Inc.
------------

The Company acquired 100% of the issued and outstanding voting common stock of Epicus (a reorganized debtor) on July 27, 1999. The consideration and terms were as follows. All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%.

In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the confirmation order and the balance will be deposited in four consecutive semi-



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Business Combinations (continued)
         ---------------------------------

annual installments of $100,000 (see Note 12). The "effective date" of the closing was ten days after the Bankruptcy Court issued the Order of Confirmation. At the execution of the Letter of Intent of the Company to acquire Epicus, the Company deposited 50,000 shares of its common stock with council for Epicus as security for the performance of its obligations under the agreement. The shares of stock remain issued and outstanding with council as of November 30, 2001.

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

Epicus purchases wholesale long distance and local telecommunications services and resells these services to their customers throughout the United States. This acquisition was recorded using the purchase method of accounting as prescribed by APBO 16. All intercompany accounts were removed through eliminating entries for the consolidation. The cost of acquiring Epicus was $1,370,000. The excess of the purchase price over the total assets has been recorded as Reorganization Value in Excess of Amounts Allocable to Identifiable Assets and will be amortized over its estimated useful life of 40 years.

Moye and Associates, Inc.
-------------------------

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

The excess of fair value of the assets acquired over the liabilities assumed, in the amount of $211,378, was allocated as follows, Client List (Goodwill) $200,000, and Equipment $11,378. The excess of the fair value of the assets acquired over the liabilities assumed was determined using the Company's quoted market price at the date the shares were issued.

If, one year from the anniversary date of this agreement, the closing bid price of Phoenix International Stock is less than one dollar ($1.00) per share, making the value of 600,000 shares less than $600,000 dollars, the former stockholder will receive the difference between $600,000 and the actual value in additional stock of Phoenix International Industries, Inc. Based upon the Letter of Intent to sell Best Net (described below) and other items that came to light after the closing of Best Net, it became apparent that Best Net did not possess the value as was initially negotiated. On October 8, 2001 the Company issued an additional 2,000,000 shares of stock that is restricted according to Rule 144 of the Securities and Exchange Commission as additional compensation. Both parties to the agreement have mutually agreed to withhold the payment of any additional cash or stock, if any, until such time that the "true up" and sale are completed. Management has determined that this portion of the sales price remains as contingent consideration until the final negotiation is completed.


See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Business Combinations (continued)
         ---------------------------------

As part of an Employment Agreement also dated July 28, 2000, between Moye & Associates, Inc. and Tully Moye (Tully), the former stockholder of the Company, Moye & Associates will employ Mr. Moye for three years beginning July 28, 2000 at an annual base salary of $50,000 in year one, $60,000 in year two and $70,000 in year three. The above represents a $10,000 increase in base salary each year. This will occur only if the financial state of the Company is such that it can meet this increase based on revenue generated by the Company; and the Company will not be forced to go to sources outside the Company to meet the increase. Should that not be the case, the employee's annual base salary will remain at $50,000 until the above condition can be met, at which time the increase will go into effect.

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

On July 19, 2001, the Company signed a Letter of Intent to sell the active clients of Best Net. The buyer will pay $133.33 for each existing "dial-up" and "domain hosting client". It is estimated that there are between approximately 1,500 and 2,672 active, fee for service clients at Best Net on the date of signing the Letter of Intent. The buyer deposited a down payment of $150,000 with the Company and an additional $50,000 (restricted cash) into an interest bearing account at the date of signing. The buyer then has 120 days to verify the exact number of clients delivered by the Company. There will then be a "true up" of the number of paying clients in good standing at the end of the verification period.

The gain from the sale of discontinued operations as reflected in the statement of operations for the six months ended November 30, 2001 has been computed as follows:

     Estimated sales price (1,500 active accounts x $133.33)
       - cash received                                         $  200,000
     Client list                                                 (200,000)
                                                               ----------
     Gain (loss) from sale of discontinued operations                -
                                                               ==========

The gain (loss) will be adjusted, if necessary, when the final "true up" is settled upon by the parties.

NOTE 9 - Property and Equipment
         ----------------------


Property and equipment consists of the following:


                                                 November 30, 2001       May  31, 2001
                                                 ----------------      -----------------
     Computer Equipment                            $     251,671        $      126,081
     Furniture, fixtures and equipment                   390,722               390,722
     Software development                                443,400               443,400
                                                   -------------        --------------
        Total cost                                     1,085,793               960,203

     Accumulated depreciation                           (329,901)              268,155
                                                   -------------        --------------
     Net Property and equipment                    $     755,892        $      692,048
                                                   =============        ==============
     Depreciation expense included in the cost
       of sales for the period ended:
                                                   $      61,746         $     130,344
                                                   =============         =============


The Company capitalized the cost to develop, design and implement the billing and accounts receivable software used for the Company's internal use. Capital costs consist of contract labor charges incurred by the Company in the year ended May 31, 2001 for computer programmers.

The Software Development costs are being amortized on a straight-line basis over their estimated useful life of seven years.



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Loan Payable - Related Party
          ----------------------------


                                                 November 30, 2001        May 31, 2001
                                                 -----------------     -----------------
The note payable to shareholder and Chief
  Executive Officer is noncollateralized and
  due on demand.  Interest is accrued at
  the Applicable Federal Rate (AFR) of
  approximately 6.25%

    Principal                                    $       546,312       $       430,965
    Accrued Interest Payable                               2,219                 6,734
                                                 ---------------       ---------------
        Total                                    $       548,531       $       437,699
                                                 ===============       ===============


NOTE 11 - Accrued Compensation
          --------------------
The Company has accrued $ 1,942,578 of unpaid compensation to the Chief Executive Officer and Chief Operating Officer of the Company through November 30, 2001. In addition, the Company issued 2.5 million and 600,000 shares of free trading common stock in February 2001 and July 2001 respectively to the Chief Executive and Chief Operating Officer's of the corporation as a bonus in the form of compensation for their services. The value of the bonus (compensation) and paid-in capital was recorded at a value ($.26 and $.06 per share) based on the Company's closing market price on the day the stock was issued.

NOTE 12 - Notes Payable
          -------------
Notes payable at November 30, 2001 and May 31, 2001 consisted of the following:

                                                   November 30, 2001        May 31, 2001
                                                   -----------------     ------------------

A one-year, 13%, $750,000 note payable from
an offshore corporation dated June 21, 1999
with interest payable quarterly.  The note is
renewed, in accordance with the terms of the
note, for additional twelve-month periods by
giving written notice prior to maturity.  In
order to obtain the financing, the Company
issued a total of 5,000,000 shares of
restricted common stock as defined by Rule
230.144 under the Securities Act of 1933, as
amended.  1,000,000 shares of the Company's
restricted common stock were delivered to the
lender to facilitate the loan and an additional
1,000,000 shares were issued to a related
company (100% owned by the COO of the Company)
that assisted in obtaining the loan. The
Company applied a 40% discount from quoted
market price of the Company's stock at the date
of issuance to determine the fair value of the
2,000,000 shares issued as a facility fee. The
"Facility Fees" associated with the one year
note were expensed in the year ended May 31,
2000.  Pursuant to the terms of a Pledge and
Security Agreement between borrower and lender,
the Company issued 3,000,000 shares of
restricted common stock to the lender to
hold as collateral on the note.  The company
shall grant the lender the option to purchase
the pledged shares at an exercise price of $.36
per share at any time for a period of two years
from the date of pledge.  The purchase option,
if exercised by the lender, will have no effect
on the outstanding balance of the note. Total
accrued interest which is included in accrued
interest payable from inception of the note
through November 30, 2001 is $252,081.  Interest
accrued for the six months ended November 30,
2001 is $58,000.                                   $         750,000     $          750,000



See accompanying independent accountants' review report.





PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Notes Payable (continued)
          -------------------------
In accordance with an Employment Agreement
between the Company and Mr. Tully Moye (Tully),
the former owner of Moye & Associates, Inc.,
dated July 28, 2000, the Company agreed to pay
Tully $100,000 to repay loans he made to Moye
& Associates over the years.  The Agreement
calls for Tully to receive $25,000 at the
execution of the closing documents between
the Company and Moye & Associates, $50,000 on
September 1, 2000 and $25,000 180 days after
the execution of the closing of the Share
Exchange Agreement between the two companies.
The second two payments have not been made but
the payable has been reduced by the amount of
personal expense paid by the Company on behalf
of Tully.                                                     54,215                 54,215

A non-interest bearing, non-collateralized
loan due on demand to a related company of the
Chief Operating Officer.  The loan was converted
to a 10% Note Payable on March 21, 2001.
Principal and interest is due on demand but in
no case later than June 15, 2002.  The note is
collateralized by a first interest in all goods
of the borrower (i.e.) computers, office
equipment, vehicles etc., all receivables,
contract rights, general intangibles and all
real or intangible property of the Company.                  541,994                472,600

The Company issued $1,763,657 of 12% secured
convertible debentures on September 21, 2001
that mature in January 2003.  Interest is
payable quarterly commencing on December 31,
2001 and each quarter thereafter while such
debentures are outstanding.  All overdue and
unpaid interest shall entail a late fee at
the rate of 15% per annum.  The debenture
shall be convertible into shares of common
stock at the option of the holder, in whole
or in part at any time and from time to time,
after the original issue date.  The number
of shares of common stock issuable upon a
conversion shall be determined by a formula
as specified in the agreement.  The exercise
price is equal to 50% of the average of the
per share market values of the common stock
during the five trading days immediately
preceding the date of exercise.  A holder
may not convert debentures or receive shares
of common stock as payment of interest to
the extent such conversions or receipt of
such interest payment would result in the
holder beneficially owning in excess of 9.999%
of the then issued and outstanding shares
of common stock.  Unpaid accrued interest that
is included in accrued interest payable at
November 30, 2001 is $35,684.  The intrinsic
value of the beneficial conversion feature in
the amount of $3,527,314 has been charged to
operations and paid in capital in the current
period.  [($2,000,000 convertible debt / $.03)
x ($.06 fair value of common shares at inception
- $.03 conversion price)]  Conversion price
equals $.06 fair value of common shares at
inception x 50% convertible rate of the fair
market value when converted = $.03.                        1,763,657              1,715,500

Two notes payable due to the creditor trust fund.
1) A $500,000, 8% non-collateralized note with semi-annual payments of $100,000 starting
July 26, 1999.  The proceeds


See accompanying independent accountants' review report.






PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Notes Payable (continued)
          -------------------------

from this note are for paying the allowed
general unsecured creditors (pre-petition
accounts payable).  This note matures claims.
The Company renegotiated, with approval of
the court, the terms of the repayment of the
remaining balances of the two notes due to
the Creditors Trust.  The new terms require
the Company to pay $50,000 on October 15,
2000 and fourteen equal quarterly payments
of $25,000 until the balance is paid in full.
The write down of this note in the amount of
$270,820 is included as an extraordinary
item - extinguishment of debt in the May 31,
2001 Statement of Operations.  In the event
the Company fails to make any of the payments
when due under the modified schedule, the
Creditors' Trust would then be entitled to
the immediate entry of judgment for the
remaining amounts due, upon the filing of an
Affidavit of Non-Payment by the Creditors'
Trust.  The October 15, 2000 payment was made
to the Creditors' Trust.  This new note
matures April 2004.                                          350,000                350,000
                                                   -----------------     ------------------
Total Long Term Debt                                       3,459,866              3,342,315
                                                   -----------------     ------------------
Less Current Portion                                       1,596,209              3,142,315
                                                   -----------------     ------------------
Net Long Term Debt                                 $       1,863,657     $          200,000
                                                   =================     ==================


Principal maturities are as follows for the next five years ending
November 30:

              Year                Amount
              ----             -----------
              2002               1,596,209
              2003               1,763,657
              2004                 100,000
                               -----------
                               $ 3,459,866
                               ===========

NOTE 13 - Loans Payable, Line of Credit
          -----------------------------

At November 30, 2001 and May 31, 2001 the company is obligated to the following loans payable:

                                                   November 30, 2001        May 31, 2001
                                                   -----------------     ------------------

Three non-interest bearing, non-collateralized
loans due on demand.  One loan remains at
November 30, 2001.  The Company has been unable
to locate one payee and has been informed the
company went out of business.  The loan, in the
amount of $100,000 was written down and
included as an extraordinary item -
extinguishment of debt in the May 31, 2001
Statement of Operations                            $         247,878     $           97,878

A bank line of credit was established by Best
Net to cover overdrafts that may occur in the
operating demand account.  The line of credit
is non-collateralized and interest is payable
monthly on the unpaid principal balance at 9%.
The loan is due on demand.                                     8,128                  8,128
                                                   -----------------     ------------------
Total Loans Payable                                $         256,006     $          106,006
                                                   =================     ==================



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Income Taxes
          ------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                       November 30, 2001           May 31, 2001
                                        (000) omitted             (000) omitted
                                       -----------------        -----------------

Loss carry forward for tax purposes    $          13,331        $          10,920
                                       =================        =================

Deferred tax asset (34%)               $           4,255        $           3,203
Valuation allowance                               (4,255)                  (3,203)
                                       -----------------        -----------------
Net deferred tax asset                 $            -           $            -
                                       =================        =================



At November 30, 2001, the Company had federal income tax net operating loss carry forward of approximately $15,907,000 which will expire through the year 2022.

     Year of Expiration                Amount
     ------------------             ------------
            2009                    $     43,000
            2010                         308,000
            2011                         166,000
            2012                         193,000
            2013                         850,000
            2019                         760,000
            2020                       3,100,000
            2021                       5,500,000
            2022                       4,987,000


In addition, the Company is reviewing its ability to utilize certain net operating losses prior to the Company's emergence from bankruptcy in 1994. These losses have not been reflected in arriving at the net operating loss carry forwards in the calculation of the deferred tax assets.

As disclosed in Note 11, the Company has incurred compensation to its chief executive and chief operating officers. Generally, until the restricted common stock issued in lieu of compensation becomes substantially vested in the employee, the Company cannot claim a compensation deduction. Such compensation aggregating for 2001 is $670,000 and for 2000 is $0.

NOTE 15 - Effects Of Inflation
          --------------------

To date, inflation has not had a material impact on the Company's consolidated financial results.

NOTE 16 - Recent Accounting Pronouncements
          --------------------------------

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in their fiscal quarter beginning June 1, 2000. The adoption of SAB 101 had no impact to their operating results and financial position.



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Recent Accounting Pronouncements (continued)
          --------------------------------------------

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

NOTE 17 - Stock Issued For Services
          -------------------------

The Company issued 2,130,000 shares and 8,782,841 shares of unrestricted common stock for the six months ended November 30, 2001 and the year ended May 31, 2001, respectively for payment to various professionals for legal and consulting services rendered to the Company. The value of the various professional services rendered and the corresponding paid-in capital was recorded at the value per share of the Company's closing market price on the day of issuance of the stock certificates. The amount recorded for professional services and paid-in capital for the six months ended November 30, 2001 and the year ended May 31, 2001 of $128,215 and $1,285,783 respectively.

NOTE 18 - Rescission Of Restricted Stock
          ------------------------------

In prior years, the Company issued 230,354 shares of restricted common stock to certain individuals and companies in contemplation of services to be rendered. The individuals did not perform. Management reacquired the stock and voided the transaction in the year ended May 31, 2001. No value was placed on the stock at the date of issuance.

NOTE 19 - Business Segments
          -----------------

The Company's reportable segments are strategic business units that offer different products or services. The Company has three reportable segments: computer consulting, telecommunication services, and acquisition services. Intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, expenses or transfers and there have been no allocation of expenses between segments for the six months ended November 30, 2001 and 2000. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.




See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - Business Segments (continued)
          -----------------------------

The following is a summary of segment activity:

                                Discontinued
                                  Computer        Telephone     Acquisition
                                 Consulting       Services        Services        Totals
                                -----------     -----------     -----------    -----------
November 30, 2000
-----------------
Revenues                        $    30,068     $ 1,185,505     $         -    $ 1,215,573
Interest income                           -           2,800           1,497          4,297
Interest expense                        697             104         165,976        166,777
Depreciation and amortization             -          37,916           1,800         39,716
Segment profit (loss)                 3,607      (1,190,012)     (1,027,582)    (2,213,987)
Segment assets                        7,631       2,178,316         471,074      2,657,021

November 30, 2001
-----------------
Revenues                        $         -     $ 3,236,972    $          -    $ 3,236,972
Interest income                           -               -               -              -
Interest expense                          -               -       3,674,761      3,674,761
Depreciation and amortization             -          67,965           1,800         69,765
Segment profit (loss)                     -        (597,069)     (4,389,543)    (4,986,612)
Segment assets                      130,659       4,186,032         284,584      4,601,275



NOTE 20 - Stock Incentive Plan
          --------------------

The Company instituted an Incentive Stock Option Plan by amending and restating the Company's 1996 Stock Option Plan and registering 5,000,000 free trading common shares in the Registration Statement on Form S-8. The purpose of the plan is to promote success of the Company by providing a method whereby eligible employees, directors and independent contractors and consultants providing services to the Company may be awarded additional remuneration for services rendered and invest in the capital stock of the Company. The plan will be administered by the Compensation Committee of the Board of Directors and will consist of not less than two people. This committee shall have the full power and authority to grant to eligible persons options under the plan. Persons eligible to participate in the plan include officers and directors, employee, non-employee directors, independent contractors and consultants of the Company, as the Committee shall select.

The plan includes and participants may receive Incentive Stock Options or Nonqualified Stock Options. An option granted under the plan shall remain exercisable during the term of the option to the extent provided in the applicable agreement and the plan. The method or methods of payment of the purchase price for the shares to be purchased upon exercise of an Option may consist of (1) cash, (2) a check, (3) a promissory note, (4) whole shares of Common Stock already owned by the Holder, (5) the withholding of shares of Common Stock issuable upon such exercise of the Option, (6) the delivery, together with a properly executed exercise notice, of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds required to pay the purchase price, (7) any combination of the foregoing methods of payment, or such other consideration and method of payment as may be permitted for the issuance of shares under Florida law, unless the committee determines otherwise in the applicable agreement. All options exercised through November 30, 2001 were purchased with cash. By acceptance of an award, the award is a special incentive compensation that will be recorded when the option is exercised. Compensation for services that an employee receives as consideration from stock issued through the employee stock option plan is measured by the quoted market price of the stock at the first date on which both the number of shares an individual employee is entitled to receive and the option price (measurement date) are known.

Employees of the Company who have been granted options are authorized by the committee to purchase the shares at a price equal to 55% of the three day average closing bid price prior to the date of written election to exercise. For the six months ended November 30, 2001, 4,193,550 options have been exercised totaling $62,217. All options granted prior to November 30, 2001, have been exercised. No options were forfeited or expired during the six months ended November 30, 2001.



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - Stock Incentive Plan (continued)
          --------------------------------

                                                                          Weighted
                                                        Weighted           Average
                                        Number of        Average         Grant Date
                                          Shares      Exercise Price     Fair Value
                                        ---------     --------------     ----------
Outstanding Options May 31, 2001             -               -                -

Options at fair value
     Granted                                 -               -                -
     Exercised                               -               -                -
     Forfeited                               -               -                -
     Expired                                 -               -                -

Options at a discount
     Granted                            4,193,550       $      .03        $     .07
     Exercised                         (4,193,550)      $(     .03)      ($     .07)
     Forfeited                               -               -                -
     Expired                                 -               -                -
                                        ---------     --------------     ----------
Outstanding Options November 30, 2001        -               -                -
                                        =========     ==============     ==========



NOTE 21 - Commitments and Contingencies
          -----------------------------

The Company leases its corporate offices from a related party, the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in September 2001. Rent expense paid, which is paid on a month-to-month basis for all locations, was $30,100 for the six months ended November 30, 2001.

The Company is obligated for the lease of an automobile for 36 months with monthly payments of $508. The lease expires in December 2001.

In accordance with a Judgment Payment Agreement dated February 15, 2001 between Epicus, Inc. and Sprint - Florida, Inc. (Sprint), Epicus agrees to pay Sprint $332,000 together with interest at a rate provided by law. Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 is payable on October 15, 2002. The $332,000 represents pre-petition and post petition costs to Epicus as a reseller of local telecommunication services that were provided by Sprint through a Master Resale Agreement. Payments on the agreement are current. The balance at November 30, 2001 is $242,000.

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

A suit has been filed by the Company in an attempt to recover approximately $290,000 remaining from a promissory note receivable due from ITC, see note 3. As a part of the rescission agreement the management of ITC agreed to relieve the Company from approximately $800,000 of the tax obligations incurred by ITC prior to the acquisition of ITC by this Company. Management of ITC has supposedly reneged on this portion of the agreement. The entire matter remains in litigation. ITC has filed bankruptcy under Chapter 7 of the
Bankruptcy  Code.   Management  of  the  Company  does not  expect  to
recover  any  proceeds  from  the


See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - Commitments and Contingencies (continued)
          -----------------------------------------

promissory note.

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

The Company signed a Consulting Agreement with an individual in Rio de Janeiro, Brazil on April 1, 2001 for a period of one hundred eighty
(180) days. The consultant will provide consulting services solely in connection with the Company's "marketability, image and information distribution" regarding its interest in expanding its market into Brazil. In consideration for the services provided by Consultant to the Company, the Company has issued the Consultant a total of 200,000, unrestricted, free trading shares of the Company's common stock. All Consulting Fees paid to Consultant by Company shall be deemed earned upon payment.

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

The owners of Mic Mac received 250,000 shares of restricted common stock of the Company and were to receive another 250,000 shares if certain budgeted financial targets were met. The budgeted financial targets were not met by Mic Mac and, therefore, the acquisition was rescinded. The Company requested that the 250,000 shares previously issued also be returned. The owners of Mic Mac requested that the second 250,000 be issued and that all restrictions be removed from the shares. In an effort to amicably resolve the suit filed by the owners of Mic Mac, the Company has advised the owners that they will not seek recovery of the previously issued shares and have removed all restrictions. The case was dismissed due to lack of prosecution, therefore, only 250,000 shares were issued.

NOTE 22 - Going Concern
          -------------

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time.

The Company has incurred a loss of approximately $4,987,000, for the six months ended November 30, 2001, has a deficit of approximately $21,200,000 and insufficient working capital.

The Company has incurred significant selling, general and administrative expenses which have been funded by loans from the Company's CEO and by the selling of common stock in the U.S. and in foreign markets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company believes that Epicus will become profitable by the quarter ending February 28, 2002 and will generate future cash flows. However, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to provide temporary working capital in the U.S. and foreign equity markets. In addition, the Company's Chief Executive Officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.





See accompanying independent accountants' review report.