Form 10QSB/A
period 2001-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2002-01-28
CIK 800401

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

                      Commission file number: 000-17058


                     PHOENIX INTERNATIONAL INDUSTRIES, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Florida                                          59-2564162
- -------------------------------                   --------------------------
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

                                PART I
                                ------

This Form 10-QSB Amendment to the Form 10-QSB filed with the United States Securities & Exchange Commission on January 18, 2002, includes the following primary changes: the original Form 10-QSB filing contained errors with respect to the amount of loss incurred by the Company for the reporting period. There were also errors in the reported assets of the Company. Those errors haave been corrected and are reported in the Results of Operations and Liquidity and Capital Resources sections of Item 2. of this Form 10-QSB/A and in the accompanying financial statements with their corresponding notes.


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

        The Company reported revenues of $1,750,264 for the three-month period ended November 30, 2001 compared to revenues of $698,736 for the comparable three-month period of the preceding year. These revenues resulted from telecommunication service sales generated by Phoenix's subsidiary, EPICUS, Inc., as disclosed in the combined financial statement which is included in this filing.

        During the Company's three month period ended November 30, 2001, the Company incurred net losses of $808,795 ($367,000 of which is interest expense) compared to a net loss of $1,460,250 for the comparable three month period for the preceding year. The reduction in net loss of approximately 55% was due primarily to the reduction in the net loss of the Company's principal subsidiary EPICUS.

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


LIQUIDITY AND CAPITAL RESOURCES

        The Company, at November 30, 2001 had total assets of $4,601,275 compared to total assets of $3,310,308 at May 31, 2001. This represents an increase of $1,290,967 or 39% due primarily to an increase in accounts receivable of $1,483,167. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

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

                 PART II.   OTHER INFORMATION
                 ----------------------------

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

                            PHOENIX INTERNATIONAL INDUSTRIES, INC.
                            (Registrant)



January 25, 2002            By:/s/ GERARD HARYMAN
                              --------------------------------------
                              Gerard Haryman
                              President, Chief Executive Officer and
                              (acting) Chief Financial Officer

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has accumulated losses of approximately $18 million as of November 30, 2001, has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



           /s/ Wieseneck, Andres & Company, P.A.


January 17, 2002

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2001 and May 31, 2001



                          ASSETS

                                                    November 30, 2001       May 31, 2001
                                                    -----------------     ----------------
Current Assets
  Cash                                              $           1,953     $         58,565
  Accounts receivable net of allowance
    for doubtful accounts of $150,000                       2,557,994            1,074,827
  Loans receivable stockholder                                 15,000               15,000
  Prepaid expenses                                              2,875                2,875
                                                    -----------------     ----------------
       Total Current Assets                                 2,577,822            1,151,267
                                                    -----------------     ----------------
Property and Equipment
  Property and equipment, net of $329,901
    and $268,155 accumulated depreciation                     755,892              692,048
                                                    -----------------     ----------------
Other Assets
  Restricted cash                                             253,798              203,365
  Reorganization value in excess of amounts
    allocable to identifiable assets, net of
    accumulated amortization of $21,348 and $17,109           652,763              661,242
  Intangible assets, net of $196,579 and $131,053              34,446              299,972
  accumulated amortization                                    326,554              302,414
                                                    -----------------     ----------------
       Total Other Assets                                   1,267,561            1,466,993
                                                    -----------------     ----------------
         Total Assets                               $       4,601,275     $      3,310,308
                                                    =================     ================

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2001 and May 31, 2001



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                    November 30, 2001       May 31, 2001
                                                    -----------------     ----------------
Current Liabilities
  Bank overdraft                                    $          68,246     $          3,916
  Accounts payable                                          2,505,678            1,766,994
  Accrued expenses                                            411,293              416,552
  Accrued officer salary                                    1,942,578            1,765,980
  Taxes payable                                               443,251              151,495
  Loans payable                                               256,006              106,006
  Notes payable - current portion                           1,596,209            3,142,315
                                                    -----------------     ----------------
       Total Current Liabilities                            7,223,261            7,353,258
                                                    -----------------     ----------------

Long-Term Debt
  Long-term debt - net of current portion                   1,863,657              200,000
  Loan payable stockholder                                    546,312              437,699
                                                    -----------------     ----------------
       Net Long-Term Debt                                   2,409,969              637,699

Commitments and Contingencies                                    -                    -

Stockholders' Deficit
  Preferred stock, $.001 par value: 5,000
    shares authorized: no shares outstanding                     -                    -
  Common stock, $.001 par value: 200,000,000 shares
    authorized 67,770,585. Issued and outstanding              67,771               48,902
  Additional paid-in-capital                               12,913,492           11,524,369
  Accumulated deficit                                     (18,013,218)         (16,253,920)
                                                    -----------------     ----------------
       Total Stockholders' Deficit                         (5,031,955)          (4,680,649)
                                                    -----------------     ----------------

       Total Liabilities and Stockholders' Deficit  $       4,601,275     $      3,310,308
                                                    =================     ================




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six month periods ended November 30, 2001 and  2000

                                                      Three Months Ended                              Six Months Ended
                                               ---------------------------------------      ---------------------------------------
                                               November 30, 2001     November 30, 2000      November 30, 2001     November 30, 2000
                                               -----------------     -----------------      -----------------     -----------------
Revenues                                       $       1,750,264     $         698,736      $       3,236,972     $       1,185,505
Cost of Sales                                          1,089,988               694,710              1,969,858             1,185,869
                                               -----------------     -----------------      -----------------     -----------------
Gross Profit                                             660,276                 4,026              1,267,114                 (364)
                                               -----------------     -----------------      -----------------     -----------------
Operating Expenses
  Selling, general and administrative                 (1,102,071)           (1,347,996)            (2,578,965)           (2,054,750)
                                               -----------------     -----------------      -----------------     -----------------
    Total Operating Expenses                          (1,102,071)           (1,347,996)            (2,578,965)           (2,054,750)
                                               -----------------     -----------------      -----------------     -----------------
Operating Loss                                          (441,795)           (1,343,970)            (1,311,851)           (2,055,114)

Other Income and Expense
  Interest income                                           -                      859                   -                    4,297
  Interest expense                                      (367,000)             (117,139)              (447,447)             (166,777)
                                               -----------------     -----------------      -----------------     -----------------
    Total Other Income and Expenses                     (367,000)             (116,280)              (447,447)             (162,480)
                                               -----------------     -----------------      -----------------     -----------------
Loss Before Income Taxes and
  Discontinued Operations                               (808,795)           (1,460,250)            (1,759,298)           (2,217,594)
                                               -----------------     -----------------      -----------------     -----------------

Provision for Income Taxes                                  -                     -                      -                     -

Discontinued Operations
  Income from discontinued operations                       -                     -                      -                    3,607
  Gain on sale of discontinued division                     -                     -                      -                     -
                                               -----------------     -----------------      -----------------     -----------------
    Total Income from Discontinued
    Operations                                              -                     -                      -                    3,607
                                               -----------------     -----------------      -----------------     -----------------
Net Loss                                       $        (808,795)    $      (1,460,250)     $      (1,759,298)    $      (2,213,987)
                                               =================     =================      =================     =================

  Loss from continuing operations              $           (0.01)    $           (0.07)     $           (0.03)    $           (0.10)
                                               =================     =================      =================     =================
  Net Loss                                     $           (0.01)    $           (0.07)     $           (0.03)    $           (0.10)
                                               =================     =================      =================     =================
  Weighted average common shares                      66,398,818            20,773,047             62,971,312            21,689,059
                                               =================     =================      =================     =================
  Fully diluted common shares                        124,961,756            22,963,386            124,961,756            22,963,386
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

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the six months ended November 30, 2001


                                            Common Stock
                                     -----------------------------
                                                                        Additional                           Total
                                       Number of           At             Paid In         Accumulated     Stockholders'
                                         Shares         Par Value         Capital           Deficit          Deficit
                                     ------------     ------------     -------------     -------------    -------------
Balance, May 31, 2001                  48,901,557     $     48,902     $  11,524,369     $ (16,253,920)   $  (4,680,649)

Cash received for stock
  issued in a prior period                 -                  -              103,680            -               103,680
Issuance of stock for
  services rendered, interest
  debt conversion                       7,625,478            7,625           455,006            -               462,631
Issuance of stock as
  compensation to
  employees (Note 20)                   1,176,974            1,177           111,945            -               113,122
Stock issued as a bonus to
  officers (.06)                          900,000              900            54,900            -                55,800
Net Loss                                     -                -                 -             (950,503)        (950,503)
                                     ------------     ------------     -------------     -------------    -------------
Balance, August 31, 2001               58,604,009           58,604        12,249,900       (17,204,423)      (4,895,919)

Sale of stock                           4,000,000            4,000           155,995            -               159,995
Cash received for stock
  issued in a prior period                   -                -               33,192            -                33,192
Issuance of stock for
  services rendered                     1,050,000            1,050            48,525            -                49,575
Issuance of stock as
  compensation to
  employees (Note 20)                   2,116,576            2,117            66,880            -                68,997
Purchase of Best Net                    2,000,000            2,000            59,000            -                61,000
Interest on beneficial
  conversion feature                         -                -              300,000            -               300,000
Net Loss                                                                                      (808,795)        (808,795)
                                     ------------     ------------     -------------     -------------    -------------
Balance, November 30, 2001             67,770,585     $     67,771     $  12,913,492     $ (18,013,218)   $  (5,031,955)
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

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2001 and 2000



                                                           Six Months             Six Months
                                                             Ended                  Ended
                                                        November 30, 2001      November 30, 2000
                                                        -----------------      -----------------
Supplemental Schedule of Non Cash Activities:
  Stock issued to reduce debt                           $         195,000      $           -
  Stock issued to pay interest on debt                             52,551                  -
  Depreciation                                                     61,746                 34,576
  Amortization                                                     69,765                  4,240
  Expenses paid by issuance of common stock                       140,415                 92,706
  Employee stock option expense                                   168,668                  -
  Stock issued as compensation to officers                         55,800
  Stock issued to purchase Best Net                                61,000                 15,600
  Interest expense - beneficial conversion
    factor                                                        300,000                   -
  Payment of convertible debt, and
    subsequent                                                 (1,463,657)                  -
    Refinancing of convertible debt                             1,463,657                   -






See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies and General Matters
         --------------------------------------------------------------

Organization
- ------------

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

Principals of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Epicus, Inc. and Moye and Associates, Inc. at November 30, 2001 and May 31, 2001. All intercompany accounts and transactions have been eliminated.

Use of Estimates
- ----------------

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

Revenue Recognition
- -------------------

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

Cash and Cash Equivalents
- -------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Goodwill, Reorganization Value in Excess of Amounts Allocable to
Identifiable Assets
- ----------------------------------------------------------------

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

Property and Equipment
- ----------------------

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

Intangible Assets
- -----------------

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

Income Taxes
- ------------

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

Earnings (Loss) Per Share
- -------------------------

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

PHOENIX INTERNATIONAL INDUSTRIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies and General
         Matters (continued)
         ------------------------------------------------------


Earnings (Loss) Per Share (continued)
- -------------------------------------
                                                                                            Per
                                                        Loss               Shares           Share
                                                     (Numerator)        (Denominator)       Amount
                                                    -------------       -------------     -----------
For the six months ended November 30, 2001:

Basic earnings per share
  Loss applied to common stockholders               $  (1,759,298)         62,971,312     $     (0.03)
                                                    =============       =============     ===========

For the six months ended November 30, 2000:

Basic earnings per share
  Loss applied to common stockholders               $  (2,213,987)         21,689,059     $     (0.10)
                                                    =============       =============     ===========


Fair Value of Financial Instruments
- -----------------------------------

The carrying amount of accounts receivable, accounts payable, accrued expenses and loan payable to related party approximate fair value because of the short maturity of these items.

Concentrations of Credit Risk
- -----------------------------

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

Epicus, Inc.
- ------------

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

Moye and Associates, Inc.
- -------------------------

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

The Company issued $1,763,657 of 12% secured convertible debentures on September 21, 2001 that mature in January 2003. The issuance consists of two components. The first is a refinancing of the previous convertible debt issued on June 22, 2000 in the amount of $1,463,657. In addition, the Company received $300,000 in additional funds.
Interest is payable quarterly commencing on December 31, 2001 and each quarter thereafter while such debentures are outstanding. All overdue and unpaid interest shall entail a late fee at the rate of 15% per annum. The debenture shall be convertible into shares of common stock at the option of the holder, in whole or in part at any time and from time to time, after the original issue date. The number of shares of common stock issuable upon a conversion shall be determined by a formula as specified in the agreement. The exercise price is equal to 50% of the average of the per share market values of the common stock during the five trading days immediately preceding the date of exercise. A holder may not convert debentures or receive shares of common stock as payment of interest to the extent such conversions or receipt of such interest payment would result in the holder beneficially owning in excess of 9.999% of the then issued and outstanding shares of common stock. Unpaid accrued interest that is included in accrued interest payable at November 30, 2001 is $35,684. The Company issued convertible debt securities with a nondetachable conversion feature that is in-the-money at the commitment date (a
"beneficial conversion feature"). Those securities may be convertible into common stock at a fixed discount to the market price of the common stock at the date of conversion.
The Emerging Issues Task Force ((EITF) 98-5) states that this issue applies to convertible



See accompanying independent accountants' review report.






PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Notes Payable (continued)
          -------------------------

securities with beneficial conversion features
that give the issuer a choice of settling the
obligation in either stock or cash.  The EITF
reached a consensus that embedded beneficial
conversion features present in convertible
securities should be valued separately at
issuance.  The intrinsic value of the
beneficial conversion feature is $3,527,314.
($1,763,657 convertible debt / $.03) x ($0.6
fair value of common shares at inception -
$.03 conversion price)].  Conversion price
equals $.06 fair value of common shares at
inception x 50% convertible rate of the fair
market value when converted = $.03.  The
EITF observed that in certain circumstances,
the intrinsic value of the beneficial
conversion feature might be greater than the
proceeds allocated to the convertible
instrument.   In those situations, the EITF
stated that the amount of the discount assigned
to the beneficial conversion feature is limited
to the amount of the proceeds allocated to the
convertible instrument.  The EITF stated that
the discount assigned to the convertible
instrument should be amortized over the period
to the securities earliest conversion date.
$300,000 (amount of the proceeds) has been
charged to operations and paid in capital in
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
                                                   =================     ==================


NOTE 14 - Income Taxes
          ------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                       November 30, 2001           May 31, 2001
                                        (000) omitted             (000) omitted
                                       -----------------        -----------------

Loss carry forward for tax purposes    $          12,679        $          10,920
                                       =================        =================

Deferred tax asset (34%)               $           3,715        $           3,203
Valuation allowance                               (3,715)                  (3,203)
                                       -----------------        -----------------
Net deferred tax asset                 $            -           $            -
                                       =================        =================



At November 30, 2001, the Company had federal income tax net operating loss carry forward of approximately $12,679,000 which will expire through the year 2022.



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Income Taxes (continued)
          ------------------------

     Year of Expiration                Amount
     ------------------             ------------
            2009                    $     43,000
            2010                         308,000
            2011                         166,000
            2012                         193,000
            2013                         850,000
            2019                         760,000
            2020                       3,100,000
            2021                       5,500,000
            2022                       1,759,000


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


NOTE 19 - Business Segments (continued)
          -----------------------------

The following is a summary of segment activity:

                                Discontinued
                                  Computer        Telephone     Acquisition
                                 Consulting       Services        Services        Totals
                                -----------     -----------     -----------    -----------
November 30, 2000
- -----------------
Revenues                        $    30,068     $ 1,185,505     $         -    $ 1,215,573
Interest income                           -           2,800           1,497          4,297
Interest expense                        697             104         165,976        166,777
Depreciation and amortization             -          37,916           1,800         39,716
Segment profit (loss)                 3,607      (1,190,012)     (1,027,582)    (2,213,987)
Segment assets                        7,631       2,178,316         471,074      2,657,021

November 30, 2001
- -----------------
Revenues                        $         -     $ 3,236,972    $          -    $ 3,236,972
Interest income                           -               -               -              -
Interest expense                          -               -         447,447        447,447
Depreciation and amortization             -          67,965           1,800         69,765
Segment profit (loss)                     -        (597,069)     (1,162,229)    (1,759,298)
Segment assets                      130,659       4,186,032         284,584      4,601,275



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

A suit has been filed by the Company in an attempt to recover approximately $290,000 remaining from a promissory note receivable due from ITC, see note 3. As a part of the rescission agreement the management of ITC agreed to relieve the Company from approximately $800,000 of the tax obligations incurred by ITC prior to the acquisition of ITC by this Company. Management of ITC has supposedly reneged on this portion of the agreement. The entire matter remains in litigation. ITC has filed bankruptcy under Chapter 7 of the
Bankruptcy  Code.   Management  of  the  Company  does not  expect  to
recover  any  proceeds  from  the promissory note.

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

The Company has incurred a loss of approximately $1,759,000, for the six months ended November 30, 2001, has a deficit of approximately $18,000,000 and insufficient working capital.

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