Form 10QSB
period 2002-02-28
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2002-04-30
CIK 800401

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               Form 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended: February 28, 2002
                                        -------------------

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

Common Stock, $.001 par value 70,977,585 shares outstanding as of April 16, 2002.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------

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

        During the three month period ended February 28, 2002; thanks to the Company's primary subsidiary, EPICUS greatly reducing their operating losses, the company reported a record low operating loss for a quarter of only $11,755. When interest expense of $168,000 is added, the net loss for the quarter was a record low of $179,755. Barring unforeseen developments, we fully expect to be profitable next quarter.

        The Company, during the coming year, will continued to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to continue its strategic acquisition activities to promote the products and the growth of EPICUS as its primary subsidiary.

RESULTS OF OPERATIONS

        Phoenix International Industries, Inc. (the "Company") operates as a "holding company" whose interests are currently only in the telecommunications industry; however the company may become involved in any venture they believe would be in the best interest of the company and its shareholders . The disclosures in this quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended May 31, 2001, and its previous quarterly report for the quarter ended November 30,, 2001 which were filed with the SEC.

        The Company reported revenues of $1,357,342 for the three-month period ended February 28, 2002 compared to revenues of $1,108,000 for the comparable three-month period of the preceding year. These revenues resulted from telecommunication service sales generated by Phoenix's subsidiary, EPICUS, Inc., as disclosed in the combined financial statement which is included in this filing.

	During the Company's three month period ended February 28, 2002, the Company incurred net losses of $179,755 compared to a net loss of $1,695,000 for the comparable three month period for the preceding year. The reduction in net loss of approximately 90% was due primarily to the reduction in the net loss of the Company's principal subsidiary EPICUS and reflects the effect of cost cutting measurers which were put in effect the previous quarter.

        The Company's net losses for the three month period ended February 28, 2002, continue to be the result of expenses involved with supporting the day to day operation of EPICUS, the expenses of expanding its affiliates' sales operations. Also contributing to the Company loss during the period are the continued expenses associated with operating and maintaining its ffices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation. The Company also incurred non-cash expenses associated with the issuance of 150,000 shares of stock to the principals of one of its sales agencies as a payment for services.

        In order for the Company to pay its operating expenses, including communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company continues to be dependent upon the funds provided by loans and agreements to defer payments due, from the Company's executive officers, directors and shareholders, and the sale of stock under the terms of Regulation "S" of the Securities Act of 1933.

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

        Also, as previously reported in the company's filings, during the previous fiscal year, which ended May 31, 2001, the Company entered into a Secured Convertible Debenture Purchase Agreement consisting of 12% Secured Convertible Debentures, and Common Stock Purchase Warrants, for the initial amount of no less than $2,000,000. This Agreement was constructed in a manner that at the Company's discretion: allows rollovers, additional tranches or other means of raising additional capital beyond the initial $2,000,000. This agreement is with private investors who received the right to register said stock in accordance with the SB-2 registration statement prepared by Phoenix's legal counsel and filed with the SEC.

        The Company still continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company, at February 28, 2002 had total assets of $4,805,992 compared to total assets of $3,310,308 at May 31, 2001. This represents an increase of $1,495,684 due primarily to an increase in accounts receivable of its EPICUS subsdiary.

subsidiary. To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all.

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

	On January 27, 1999 Phoenix filed suit in The Superior Court of Fulton County Georgia against our former subsidiary Intuitive Technology Consultants, Inc., (ITC) (now renamed Elite Technologies, Inc.), to recover approximately $350,000 in loans extended to ITC when it was one of our subsidiaries. On June 11, 2001, the day before the trial was to begin, ITC and the ITC Acquisition Group filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Laws, virtually eliminating any possibility of us collecting any amount of the debt from litigation in that manner. After examining the situation, it was decided that pursuing the collection of this debt would be a waste of the company's money and the lawsuit will be allowed to be dismissed and no further attempt at collection is planned.

	A suit has been filed against EPICUS in the Supreme Court of British Columbia in Vancouver, Canada by EXL Information Corporation, a Canadian corporation, in the amount of $184,761 for alleged breach of contract regarding a licensing fee for the use of their billing software. We used the software for a short period of time and found that contrary to the software company's representations, it did not meet our specific needs and therefore stopped payment. The plaintiff is seeking damages for the loss of revenue that would have been earned over the life of the agreement. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion.

	A suit was filed in Palm Beach County Circuit Court in August of 1999, against the Company by the "Trustee as Successor in Interest" for Condor Place Joint Venture, for nonpayment of rents subsequent to vacating office space occupied by the Company until approximately November 1995. To date, no further action has occurred in this matter and a motion to dismiss for lack of prosecution has been filed by our counsel.


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

                            PHOENIX INTERNATIONAL INDUSTRIES, INC.
                            (Registrant)



April 30, 2002              By:/s/ GERARD HARYMAN
                               --------------------------------------
                               Gerard Haryman
                               President, Chief Executive Officer and
                               (acting) Chief Financial Officer

                   PHOENIX INTERNATIONAL INDUSTRIES, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                              February 28, 2002

                    PHOENIX INTERNATIONAL INDUSTRIES, INC.




                                     INDEX


Financial Information

      Financial Statements:

      Independent Accountants' Report                                  1

      Consolidated Balance Sheets as of February 28, 2002
      and May 31, 2001                                                 2

      Consolidated Statements of Operations for the three
      month and nine month periods ended February 28, 2002
      and 2001                                                         4

      Consolidated Statements of Stockholders' Deficit
      for the nine month period ended February 28, 2002                5

      Consolidated Statements of Cash Flows for
      the nine month periods ended February 28, 2002 and 2001          6

      Notes to the Consolidated Financial Statements                   8

                    WIESENECK, ANDRES & COMPANY, P.A.
                      Certified Public Accountants
                      772 U.S. HIGHWAY 1, SUITE 200
                     NORTH PALM BEACH, FLORIDA  33408
                            (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                         FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.

*Regulated by the State of Florida






                      INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Phoenix International Industries, Inc.

We have reviewed the accompanying Balance Sheets of Phoenix International Industries, Inc. and consolidated subsidiaries as of February 28, 2002 and May 31, 2001 and the related consolidated statements of operations for the three month and nine month periods ending February 28, 2002 and 2001, and the consolidated statement of stockholders' deficit for the nine month period from May 31, 2001, through February 28, 2002, and the consolidated statements of cash flows for the nine month periods ending February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has accumulated losses of approximately $18 million as of February 28, 2002, has insufficient working capital and will continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief executive officer and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Wieseneck, Andres & Company, P.A.



April 26, 2002

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
February 28, 2002 and May 31, 2001
(Unaudited)




                              ASSETS
                                                        February 28, 2002     May 31, 2001
                                                        -----------------     ------------
Current Assets
  Cash                                                  $      5,161          $     58,565
  Accounts receivable net of allowance for
    doubtful accounts of $150,000                          2,789,712             1,074,827
  Loans receivable stockholder                                15,000                15,000
  Prepaid expenses                                             1,173                 2,875
                                                        ------------          ------------
      Total Assets                                         2,811,046             1,151,267
                                                        ------------          ------------


Property and Equipment
  Property and equipment, net of $353,094
    and $268,155 accumulated depreciation                    732,699               692,048
                                                        ------------          ------------

Other Assets
  Restricted cash                                            262,231               203,365
  Reorganization value in excess of amounts
    allocable to identifiable assets, net of
    accumulated amortization of $24,174 and $17,109          649,937               661,242
  Intangible assets, net of $207,500 and $131,053
    accumulated amortization                                  23,525               299,972
  Deposits                                                   326,554               302,414
                                                        ------------          ------------
     Total Other Assets                                    1,262,247             1,466,993
                                                        ------------          ------------
     Total Assets                                       $  4,805,992          $  3,310,308
                                                        ============          ============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
February 28, 2002 and May 31, 2001
(Unaudited)




            LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                        February 28, 2002     May 31, 2001
                                                        -----------------     ------------
Current Liabilities
  Bank overdraft                                        $     10,636          $      3,916
  Accounts payable                                         2,349,178             1,766,994
  Accrued expenses                                           938,457               568,047
  Accrued officer salary                                   2,030,877             1,765,980
  Loans payable                                              547,006               106,006
  Notes payable - current portion                          1,917,866             3,142,315
                                                        ------------          ------------
     Total Current Liabilities                             7,794,020             7,353,258
                                                        ------------          ------------
Long-Term Debt
  Long-term debt - net of current portion                  1,725,000               200,000
  Loan payable stockholder                                   405,312               437,699
                                                        ------------          ------------
     Net Long-Term Debt                                    2,130,312               637,699
                                                        ------------          ------------

Commitments and Contingencies                                      -                     -

Stockholders' Deficit
  Preferred stock, $.001 par value: 5,000
    shares authorized: no shares outstanding                       -                     -
  Common stock, $.001 par value: 200,000,000 shares
    authorized 70,971,585. Issued and outstanding             70,972                48,902
  Additional paid-in-capital                              13,003,661            11,524,369
  Accumulated deficit                                    (18,192,973)          (16,253,920)
                                                        ------------          ------------
     Total Stockholders' Deficit                          (5,118,340)           (4,680,649)
                                                        ------------          ------------
     Total Liabilities and Stockholders' Deficit        $  4,805,992          $  3,310,308
                                                        ============          ============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine month periods ended February 28, 2002 and 2001
(Unaudited)

                                                        Three Months Ended                         Nine Months Ended
                                               --------------------------------------    --------------------------------------
                                               February 28, 2002    February 28, 2001    February 28, 2002    February 28, 2001
                                               -----------------    -----------------    -----------------    -----------------
Revenues                                       $   1,357,342        $   1,108,000        $   4,594,314        $   2,328,000
Cost of Sales                                        787,828              986,000            2,684,581            2,199,000
                                               -------------        -------------        -------------        -------------
Gross Profit                                         569,514              122,000            1,909,733              129,000
                                               -------------        -------------        -------------        -------------

Operating Expenses
  Selling, general and administrative
   (including $88,299 and $176,598 accrued
   officers salary for the three months and
   six months ended November 30, 2001.)             (581,269)           1,714,000           (3,184,325)           3,656,000
                                               -------------        -------------        -------------        -------------

Operating Loss                                       (11,755)          (1,592,000)          (1,274,592)          (3,527,000)

Other Income and Expense
  Interest income                                          -                    -                    -                    -
  Interest expense                                   168,000              103,000             (664,461)             270,000
                                               -------------        -------------        -------------        -------------
    Total Other Income and Expenses                  168,000              103,000             (664,461)             270,000
                                               -------------        -------------        -------------        -------------

Loss Before Income Taxes and
  Discontinued Operations                           (179,755)          (1,695,000)          (1,939,053)          (3,797,000)

Provision for Income Taxes                                 -                    -                    -                    -

Discontinued Operations
  Income (loss) from discontinued operations               -                    -                    -                    -
  Gain on sale of discontinued division                    -                    -                    -                    -

     Total Income from Discontinued Operations             -                    -                    -                    -

Net Loss                                       $    (179,755)       $  (1,695,000)       $  (1,939,053)       $  (3,797,000)
                                               =============        =============        =============        =============
Loss Per Share
  Basic & diluted loss from continuing
    operations                                 $       (0.01)       $       (0.06)       $       (0.03)       $       (0.16)
                                               =============        =============        =============        =============

  Weighted average common shares                  70,438,085           30,388,000           66,740,191           23,978,000
                                               =============        =============        =============        =============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the nine months ended February 28, 2002


                                                     Common Stock
                                             ----------------------------
                                                                              Additional                       Total
                                               Number of          At           Paid-In       Accumulated     Stockholders'
                                                Shares         Par Value       Capital         Deficit         Deficit
                                             ------------    ------------    -----------    ------------    ------------
Balance, May 31, 2001                          48,901,557    $     48,902    $11,524,369    $(16,253,920)   $ (4,680,649)
  Cash received for stock
  issued in a prior period                              -               -        103,680               -         103,680
Issuance of stock for
  services rendered, interest
  debt conversion                               7,625,478           7,625        455,006               -         462,631
Issuance of stock as
  compensation to
  employees (Note 20)                           1,176,974           1,177        111,945               -         113,122
Stock issued as a bonus to
  officers (.06)                                  900,000             900         54,900               -          55,800
Net Loss                                                -               -              -         950,503)       (950,503)
                                             ------------    ------------    -----------    ------------    ------------
Balance, August 31, 2001                       58,604,009          58,604     12,249,900     (17,204,423)     (4,895,919)

Sale of stock                                   4,000,000           4,000        155,995               -         159,995
Cash received for stock
  issued in a prior period                              -               -         33,192               -          33,192
Issuance of stock for
  services rendered                             1,050,000           1,050         48,525               -          49,575
Issuance of stock as
  compensation to
  employees (Note 20)                           2,116,576           2,117         66,880               -          68,997
Purchase of Best Net                            2,000,000           2,000         59,000               -          61,000
Interest on beneficial
  conversion feature                                    -               -        300,000               -         300,000
Net Loss                                                -               -               -       (808,795)       (808,795)
                                             ------------    ------------    -----------    ------------    ------------
Balance,
  November 30, 2001                            67,770,585          67,771     12,913,492     (18,013,218)     (5,031,955)

Sale of stock                                   2,051,000           2,051         45,319               -          47,370

Stock issued as payment
  for services and interest                     1,150,000           1,150         44,850               -          46,000

Net Loss                                                -               -              -        (179,755)       (179,755)
                                             ------------    ------------    -----------    ------------    ------------
Balance,
  February 28, 2002                            70,971,585         $70,972    $13,003,661    $(18,192,973)   $ (5,118,340)
                                             ============    ============    ===========    ============    ============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 28, 2002 and 2001


                                                              Nine Months           Nine Months
                                                                 Ended                 Ended
                                                           February 28, 2002     February 28, 2001
                                                           -----------------     -----------------
Cash Flows From Operating Activities
  Cash received from customers                             $   2,729,029         $   1,948,000
  Interest income                                                      -                13,000
  Cash paid to suppliers and employees                        (4,072,442)           (3,942,000)
  Interest paid                                                  (45,120)                    -
  Income taxes paid                                                    -               (63,000)
                                                           -------------         -------------
     Net Cash Flows Used in Operating Activities              (1,388,533)           (2,044,000)
                                                           -------------         -------------

Cash Flows From Investing Activities
  Purchase of equipment                                           (8,613)             (174,000)
  Other                                                                -              (118,000)
                                                           -------------         -------------
     Net Cash Flows Used in Investment Activities                 (8,613)             (292,000)
                                                           -------------         -------------

Cash Flows From Financing Activities
  Proceeds from sale of stock                                    454,584               789,000
  Restricted cash                                                (50,000)                    -
  Proceeds from convertible debt                                 230,000                     -
  Repayment of loan from stockholder                             (32,387)                    -
  Proceeds from borrowings - net                                 741,545             2,590,000
  Stock issued for payment of debt                                     -               490,000
  Payment of loans payable                                             -              (400,000)
  Purchase of certificate of deposit                                   -              (203,000)
  Repayment of hsort term notes payable                                -              (822,000)
                                                           -------------         -------------

     Net Cash Flows Provided by Financing Activities           1,343,742             2,444,000
                                                           -------------         -------------

Net Increase(Decrease) in Cash                                   (53,404)              108,000

Cash and Cash Equivalents at Beginning of Period                  58,565                47,000
                                                           -------------         -------------
Cash and Cash Equivalents at End of Period                 $       5,161         $     155,000
                                                           =============         =============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 28, 2002 and 2001


                                                              Nine Months           Nine Months
                                                                 Ended                 Ended
                                                           February 28, 2002     February 28, 2001
                                                           -----------------     -----------------
Supplemental Schedule of Non Cash Activities:
  Stock issued to reduce debt                              $     195,000         $     954,000
  Stock issued to pay interest on debt                            63,000                     -
  Depreciation                                                    84,939                     -
  Amortization                                                    87,753                     -
  Expenses paid by issuance of common stock                      186,415             1,063,000
  Employee stock option expense                                  169,586                     -
  Stock issued as compensation to officers                        55,800                     -
  Stock issued to purchase Best Net                               61,000                79,000
  Interest expense - beneficial conversion factor                300,000                     -
  Payment of convertible debt, and subsequent                 (1,463,657)                    -
  Refinancing of convertible debt                              1,463,657                     -








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

Principals of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Epicus, Inc. and Moye and Associates, Inc. at February 28, 2002 and May 31, 2001. All intercompany accounts and transactions have been eliminated.

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

Intangible Assets
-----------------

Intangible assets in the amount of $207,500 consist of legal fees and other costs described by the lender as "prepaid monthly consulting fees" which were paid to NIR Group. The costs were withheld from the proceeds of the convertible debt. The fees are being recognized as amortization expense ratably over nineteen months, the maturity date of the debt. Fees of $76,447 and $131,053 were recognized as amortization expense in the nine months ended February 28, 2002 and year ended May 31, 2001 respectively. (See Note 12.)

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

Earnings (Loss) Per Share
-------------------------

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement was effective for interim and fiscal periods ending after December 15, 1997. This Statement requires the presentation of
(1) diluted earnings per share, whose calculations includes not only average outstanding common share but also the impact of dilutive potential common shares such as outstanding common stock options; and
(2) basic earnings per share which includes the effect of outstanding common shares but excludes dilutive potential common shares. Although including potential common share in the diluted per share computations may be dilutive to their comparable basic per share amounts, no potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations exists. The number of potential dilutive shares excluded from the Company's calculation of diluted earnings per share based on their anti-dilutive effect was 88,182,850 and 13,533,000 respectively for the nine months ended February 28, 2002 and 2001.





See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies and General
         Matters (continued)
         ------------------------------------------------------

Earnings (Loss) Per Share (continued)
-------------------------------------


                                                    Loss          Shares         Per Share
                                                (Numerator)    (Denominator)       Amount
                                                -----------    -------------    ------------
For the nine months ended February 28, 2002:
Basic earnings per share
    Loss applied to common stockholders         $(1,939,053)     66,740,191     $     (0.03)
                                                ===========     ===========     ===========

For the nine months ended February 28, 2001:

Basic earnings per share
    Loss applied to common stockholders         $(3,797,000)     23,978,000     $     (0.16)
                                                ===========     ===========     ===========


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

NOTE 3 - Restricted Cash
         ---------------

Restricted cash consists of an eighteen-month certificate of deposit in the amount of $203,798 paying 6.3% and maturing January 7, 2003. The certificate of deposit is held by a bank to collateralize a letter of credit of an equal amount for the benefit of Bell South.

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

NOTE 5 - Refundable Deposit
         ------------------

The Company negotiated the refund of a deposit that the Company had made towards the acquisition of another company in a prior year. The settlement included the deposit of $200,000 plus a total of $20,000

See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Refundable Deposit (continued)
         ------------------------------

interest. $110,000 was received in the fiscal year May 31, 1999. The Company settled for $90,000 and charged $20,000 to bad debt in the year ended May 31, 2001.

NOTE 6 - Allowance for Doubtful Accounts, Bad Debts
         ------------------------------------------

The Company established an allowance for doubtful accounts for the nine months ended February 28, 2002 and year ending May 31, 2001. Activity in the allowance for doubtful accounts and bad debt expense are summarized as follows:

                                          Allowance
                                         For Doubtful       Bad Debt
                                           Accounts         Expense
                                         ------------    -------------
May 31, 2001 allowance for
  doubtful accounts                      $     10,000    $           -
Increase allowance for
  doubtful accounts                           140,000          140,000
Write off of refundable deposit
   (See Note 5 above)                                      20,000
                                         ------------    -------------
      Total at May 31, 2001                   150,000    $     160,000

Increase in provision for
  doubtful accounts,
  through February 28, 2002                         -                -
                                         ------------    -------------
      Balances at February 28, 2002      $    150,000    $           -
                                         ============    =============

Management estimated that approximately $400,000 of accounts receivable are no longer customers and may not be collectible. The Company has instituted various actions in an effort to collect these accounts, i.e. turned over to collection agencies and to legal counsel as well as various in-house collection efforts. Management's estimate of 35% uncollectable accounts receivable is based upon their prior collection experience on accounts that are over an excessive number of days past due. The Company's internal historical records did not provide the data necessary to make adequate estimates for an allowance for doubtful accounts or those older than normal accounts receivable. The collection agencies and legal counsel used by management have indicated to the Company that their past collection efforts have produced an approximate 65% collection rate. These percentages are based upon the best estimates available to management at the time the allowance was established. The collection efforts on these older than normal past due accounts receivable had been negligible or nonexistent prior to the change in management. The following is the calculation used to estimate the increase in the current years allowance for doubtful accounts.

Estimated dollar amount of noncurrent customers     $      400,000
Estimated uncollectable, 35% ($400,000 x .35)             (140,000)
                                                    --------------
Estimated collectable accounts receivable           $      240,000
                                                    ==============


Note 7 - Deposits
         --------

Deposits at February 28, 2002 and May 31, 2001 consist of the following:

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Business Combinations (continued)
         ---------------------------------

debtor) on July 27, 1999. The consideration and terms were as follows. All administrative claims and expenses are not to exceed $570,000. Priority claims and taxes, not exceeding $300,000 to be paid in $25,000 installments over a period of six years with interest payable at 8%. In addition, Phoenix will deposit a total of $500,000 into a creditor trust fund. The initial deposit of $100,000 to the trust fund was made at the confirmation order and the balance will be deposited in four consecutive semi-annual installments of $100,000 (see Note 12). The "effective date" of the closing was ten days after the Bankruptcy Court issued the Order of Confirmation. At the execution of the Letter of Intent of the Company to acquire Epicus, the Company deposited 50,000 shares of its common stock with council for Epicus as security for the performance of its obligations under the agreement. The shares of stock remain issued and outstanding with council as of February 28, 2002.

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

The gain from the sale of discontinued operations as reflected in the statement of operations for the nine months ended February 28, 2002 has been computed as follows:

  Estimated sales price
    (1,500 active accounts x $133.33) - cash received     $   200,000
  Client list                                                (200,000)
                                                          -----------
    Gain (loss) from sale of discontinued operations      $         -
                                                          ===========

The gain (loss) will be adjusted, if necessary, when the final "true up" is settled upon by the parties.

NOTE 9 - Property and Equipment
         ----------------------

Property and equipment consists of the following:


                                       February 28, 2002       May  31, 2001
                                       -----------------      ---------------
Computer Equipment                     $       251,671        $      126,081
Furniture, fixtures and equipment              390,722               390,722
Software development                           443,400               443,400
                                       ---------------        --------------
  Total cost                                 1,085,793               960,203
Accumulated depreciation                      (353,094)              268,155
                                       ---------------        --------------
  Net Property and equipment           $       732,699        $      692,048
                                       ===============        ==============
Depreciation expense included
in the costof sales for the
period ended:                          $        82,238        $      130,344
                                       ===============        ==============

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

NOTE 9 - Property and Equipment
         ----------------------

The Software Development costs are being amortized on a straight-line basis over their estimated useful life of seven years.

NOTE 10 - Loan Payable - Related Party
          ----------------------------

                                             February 28, 2002     May 31, 2001
                                             -----------------   ----------------
The note payable to shareholder and
Chief Executive Officer is
noncollateralized and due on demand.
Interest is accrued at the Applicable
Federal Rate (AFR) of approximately 6.25%

Principal                                    $     405,312       $    430,965
Accrued Interest Payable                             2,219              6,734
                                             -------------       ------------
     Total                                   $     407,531            437,699
                                             =============       ============

NOTE 11 - Accrued Compensation
          --------------------

The Company has accrued $ 2,030,871 of unpaid compensation to the Chief Executive Officer and Chief Operating Officer of the Company through February 28, 2002. $88,299 of officer compensation was accrued in each of the quarters ended through February 28, 2002. In addition, the Company issued 2.5 million and 600,000 shares of free trading common stock in February 2001 and July 2001 respectively to the Chief Executive and Chief Operating Officer's of the corporation as a bonus in the form of compensation for their services. The value of the bonus (compensation) and paid-in capital was recorded at a value ($.26 and $.06 per share) based on the Company's closing market price on the day the stock was issued.

NOTE 12 - Notes Payable
          -------------

Notes payable at February 28, 2002 and May 31, 2001 consisted of the following:

                                             February 28, 2002     May 31, 2001
                                             -----------------   ----------------
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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Notes Payable (continued)
          -------------------------

pledge.  The purchase option, if exercised
by the lender, will have no effect on the
outstanding balance of the note. Total
accrued interest which is included in
accrued interest payable from inception of
the note through February 28, 2002 is
$276,000.  Interest accrued for the nine
months ended February 28, 2002 is $82,000.   $    750,000        $    750,000

In accordance with an Employment Agreement
between the Company and Mr. Tully Moye
(Tully), the former owner of Moye &
Associates, Inc., dated July 28, 2000, the
Company agreed to pay Tully $100,000 to
repay loans he made to Moye & Associates
over the years.  The Agreement calls for
Tully to receive $25,000 at the execution
of the closing documents between the
Company and Moye & Associates, $50,000 on
September 1, 2000 and $25,000 180 days
after the execution of the closing of the
Share Exchange Agreement between the two
companies.  The second two payments have
not been made but the payable has been
reduced by the amount of personal expense
paid by the Company on behalf of Tully.            54,215              54,215

A non-interest bearing, non-collateralized loan due on demand to a company owned 100% by the Chief Operating Officer. The loan was converted to a 10% Note Payable on March 21, 2001. Principal and interest is due on demand but in no case later than June 15, 2002. The note is collateralized by a first interest in all goods of the borrower (i.e.) computers, office equipment, vehicles etc., all receivables, contract rights, general intangibles and all real or intangible property of the Company. The Company issued $1,763,657 of
12% secured convertible debentures on
September 21, 2001 that mature in January
2003.  The issuance consists of two
components. The first is a refinancing of the previous convertible debt issued on June 22, 2000 in the amount of $1,463,657.
In addition, the Company received $300,000 in additional funds. Interest is payable quarterly commencing on December 31, 2001 and each quarter thereafter while such debentures are outstanding. All overdue and unpaid interest shall entail a late fee at the rate of 15% per annum. The debenture shall be convertible into shares of common stock at the option of the holder, in whole or in part at any time and from time to time, after the original issue date. The number of shares of common stock issuable upon a conversion shall be determined by a formula as specified in the agreement. The exercise price is equal to 50% of the average of the per share market values of the common stock during the five trading days immediately preceding the date of exercise.
A holder may not convert debentures or
receive shares of common stock as payment of interest to the extent such conversions or receipt of such interest payment would result in the holder beneficially owning in excess of 9.999% of the then issued and outstanding shares of common stock. Unpaid accrued interest that is included in accrued interest payable at February 28, 2002 is $46,000. The

See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Notes Payable (continued)
          -------------------------


Company issued convertible debt securities
with a nondetachable conversion feature that
is in-the-money at the commitment date (a
"beneficial conversion feature").  Those
securities may be convertible into common
stock at a fixed discount to the market
price of the common stock at the date of
conversion.  The Emerging Issues Task Force
((EITF) 98-5) states that this issue
applies to convertible securities with
beneficial conversion features that give the
issuer a choice of settling the obligation
in either stock or cash.  The EITF reached a
consensus that embedded beneficial
conversion features present in convertible
securities should be valued separately at
issuance.  The intrinsic value of the
beneficial conversion feature is $3,527,314.
[($1,763,657 convertible debt / $.03) x
($.06 fair value of common shares at
inception - $.03 conversion price)]
Conversion price equals $.06 fair value of
common shares at inception x 50%
convertible rate of the fair market value
when converted = $.03.  The EITF observed
that in certain circumstances, the
intrinsic value of the beneficial conversion
feature might be greater than the proceeds
allocated to the convertible instrument.  In
those situations, the EITF stated that the
amount of the discount assigned to the
beneficial conversion feature is limited to
the amount of the proceeds allocated to the
convertible instrument.  The EITF stated
that the discount assigned to the convertible
instrument should be amortized over the
period to the security's earliest conversion
date.  The beneficial conversion feature
associated with the Company's issuance of the
secured convertible debentures has been
limited to $300,000 (amount of proceeds) in
accordance with EITF discussions and has been
charged to operations and paid in capital in    1,763,657           1,715,500
the current period.

Two notes payable due to the creditor trust
fund.  1) A $500,000, 8% non-collateralized
note with semi-annual payments of $100,000
starting July 26, 1999.  The proceeds from
this  note  are for  paying the allowed
general unsecured February 28, 2002
creditors (pre-petition accounts payable).
This note matures claims. The Company
renegotiated, with approval of the court,
the terms of the repayment of the
remaining balances of the two notes due to
the Creditors Trust.  The new terms require
the Company to pay $50,000 on October 15,
2000 and fourteen equal quarterly payments
of $25,000 until the balance is paid in
full.  The write down of this note in the
amount of $270,820 is included as an
extraordinary item - extinguishment of debt
in the May 31, 2001 Statement of Operations.
In the event the Company fails to make any
of the payments when due under the modified
schedule, the Creditors' Trust would then
be entitled to the immediate entry of
judgment for the remaining amounts due,
upon the filing of an Affidavit of
Non-Payment by the Creditors' Trust.  The
October 15, 2000 payment was made to the
Creditors' Trust. This new note matures
April 2004.  Interest in the amount of
$2,000 has been accrued on the note.
                                                  357,000             350,000
                                             ------------        ------------
     Total Long Term Debt                       3,642,866           3,342,315
                                             ------------        ------------

See accompanying independent accountants' review report

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Notes Payable (continued)
          -------------------------

     Less Current Portion                    1,725,000       3,142,315
                                          ------------     -----------

     Net Long Term Debt                   $  1,917,866     $   200,000
                                          ============     ===========


Principal maturities are as follows for the next five years ending:

                  Year              Amount
                  ----           ------------
                  2002           $  1,725,000
                  2003              1,817,866
                  2004                100,000
                                 ------------
                                 $  3,642,866
                                 ============

NOTE 13 - Loans Payable, Line of Credit
          -----------------------------

At February 28, 2002 and May 31, 2001 the company is obligated to the following loans payable:

                                             February 28, 2002     May 31, 2001
                                             -----------------   ----------------
Three non-interest bearing, non-
collateralized loans due on demand.  One
loan in the amount of $141,000 is from the
wife of the Chief Executive Officer.  The
Company was unable to locate one payee and
has been informed the company went out of
business.  The loan, in the amount of
$100,000, was written down and included as
an extraordinary item - extinguishment of
debt in the May 31, 2001 Statement of
Operations                                   $      538,878       $       97,878

A bank line of credit was established by
Best Net to cover overdrafts that may
occur in the operating demand account.
The line of credit is non-collateralized
and interest is payable monthly on the
unpaid principal balance at 9%.  The loan
is due on demand.                                     8,128                8,128
                                             --------------       --------------
Total Loans Payable                          $      547,006       $      106,006
                                             ==============       ==============


NOTE 14 - Income Taxes
          ------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                             February 28, 2002     May 31, 2001
                                               (000) omitted      (000) omitted
                                             -----------------   ----------------

   Loss carry forward for tax purposes       $       12,812      $      10,920
                                             ==============      =============

   Deferred tax asset (34%)                  $        4,356      $       3,203
   Valuation allowance                               (4,356)            (3,203)
                                             --------------      -------------
   Net deferred tax asset                    $            -      $           -
                                             ==============      =============


At February 28, 2002, the Company had federal income tax net operating loss carry forward of approximately $12,800,000 which will expire through the year 2022.


See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Income Taxes (continued)
          ------------------------


     Year of Expiration              Amount
     ------------------           ------------
           2009                   $     43,000
           2010                        308,000
           2011                        166,000
           2012                        193,000
           2013                        850,000
           2019                        760,000
           2020                      3,100,000
           2021                      5,500,000
           2022                      1,880,000

In addition, the Company is reviewing its ability to utilize certain net operating losses prior to the Company's emergence from bankruptcy in 1994. These losses have not been reflected in arriving at the net operating loss carry forwards in the calculation of the deferred tax assets.

As disclosed in Note 11, the Company has incurred compensation to its chief executive and chief operating officers. Generally, until the restricted common stock issued in lieu of compensation becomes substantially vested in the employee, the Company cannot claim a compensation deduction. Such compensation aggregating for 2001 is $670,000.

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

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Stock Issued For Services
          -------------------------

The Company issued 2,136,000 shares and 8,782,841 shares of unrestricted common stock for the nine months ended February 28, 2002 and the year ended May 31, 2001, respectively for payment to various professionals for legal and consulting services rendered to the Company. The value of the various professional services rendered and the corresponding paid-in capital was recorded at the value per share of the Company's closing market price on the day of issuance of the stock certificates. The amount recorded for professional services and paid-in capital for the nine months ended February 28, 2002 and the year ended May 31, 2001 of $134,215 and $1,285,783 respectively.

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

NOTE 19 - Business Segments
          -----------------

The Company's reportable segments are strategic business units that offer different products or services. The Company has three reportable segments: computer consulting, telecommunication services, and acquisition services. Intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, expenses or transfers and there have been no allocation of expenses between segments for the nine months ended February 28, 2002 and 2001. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

The following is a summary of segment activity:

                                   Discontinued
                                     Computer       Telephone     Acquisition
                                    Consulting       Services       Services          Totals
                                   ------------    -----------    -----------     -----------
For the three months ended
February 28, 2001
Revenues                           $    160,000    $   940,000    $     8,000     $ 1,108,000
Interest income                               -              -        159,000         159,000
Interest expense                          3,000        151,000        100,000         254,000
Depreciation and amortization                 -         38,000          1,000          39,000
Segment profit (loss)                    71,000       (919,000)      (847,000)     (1,695,000)
Segment assets                           53,000      2,428,000        620,000       3,101,000

For the nine months ended
February 28, 2002
Revenues                           $          -    $ 4,594,314    $         -     $ 4,594,314
Interest income                               -              -              -               -
Interest expense                              -              -        664,461         664,461
Depreciation and amortization                 -         93,544         79,148         172,692
Segment profit (loss)                         -       (652,468)    (1,239,667)     (1,892,135)
 Segment assets                         130,659      4,371,633        303,700       4,805,992


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

The plan includes and participants may receive Incentive Stock Options or Nonqualified Stock Options. An option granted under the plan shall remain exercisable during the term of the option to the extent provided in the applicable agreement and the plan. The method or methods of payment of the purchase price for the shares to be purchased upon exercise of an Option may consist of (1) cash, (2) a check, (3) a promissory note, (4) whole shares of Common Stock already owned by the Holder, (5) the withholding of shares of Common Stock issuable upon such exercise of the Option, (6) the delivery, together with a properly executed exercise notice, of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds required to pay the purchase price, (7) any combination of the foregoing methods of payment, or such other consideration and method of payment as may be permitted for the issuance of shares under Florida law, unless the committee determines otherwise in the applicable agreement. All options exercised through February 28, 2002 were purchased with cash. By acceptance of an award, the award is a special incentive compensation that will be recorded when the option is exercised. Compensation for services that an employee receives as consideration from stock issued through the employee stock option plan is measured by the quoted market price of the stock at the first date on which both the number of shares an individual employee is entitled to receive and the option price (measurement date) are known.

Employees of the Company who have been granted options are authorized by the committee to purchase the shares at a price equal to 55% of the three day average closing bid price prior to the date of written election to exercise. For the nine months ended February 28, 2002, 4,244,550 options have been exercised totaling $64,257. All options granted prior to February 28, 2002, have been exercised. No options were forfeited or expired during the nine months ended February 28, 2002.

                                                                   Weighted
                                                   Weighted        Average
                                    Number of      Average        Grant Date
                                      Shares    Exercise Price    Fair Value
                                    ---------   --------------    ----------

Outstanding Options May 31, 2001            -             -                -

Options at fair value
  Granted                                   -             -                -
  Exercised                                 -             -                -
  Forfeited                                 -             -                -
  Expired                                   -             -                -

Options at a discount
  Granted                           4,244,550    $      .03       $      .07
  Exercised                        (4,244,550)  ($      .03)     ($      .07)
  Forfeited                                 -             -                -
  Expired                                   -             -                -
                                    ---------   -----------       ----------
Outstanding Options
  February 28, 2002                         -             -                -
                                    =========   ===========       ==========


NOTE 21 - Commitments and Contingencies
          -----------------------------

The Company leases its corporate offices from a related party, the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in September 2002. Rent expense paid, which is paid on a month-to-month basis for all locations, was $50,335 for the nine months ended February 28, 2002.



See accompanying independent accountants' review report.

PHOENIX INTERNATIONAL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - Commitments and Contingencies (continued)
          -----------------------------------------

In accordance with a Judgment Payment Agreement dated February 15, 2001 between Epicus, Inc. and Sprint - Florida, Inc. (Sprint), Epicus agrees to pay Sprint $332,000 together with interest at a rate provided by law. Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 is payable on October 15, 2002. The $332,000 represents pre-petition and post petition costs to Epicus as a reseller of local telecommunication services that were provided by Sprint through a Master Resale Agreement. Payments on the agreement are current. The balance at February 28, 2002 is $242,000.

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

The Company has incurred a loss of approximately $1,892,000, for the nine months ended February 28, 2002, has a deficit of approximately $18,000,000 and insufficient working capital.

The Company has incurred significant selling, general and administrative expenses which have been funded by loans from the Company's CEO and by the selling of common stock in the U.S. and in foreign markets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company believes that Epicus will become profitable by the quarter ending April 30, 2002 and will generate future cash flows. However, there can be no assurance that this will occur. Also, the Company believes it will be able to raise the funds necessary to provide temporary working capital in the U.S. and foreign equity markets. In addition, the Company's Chief Executive Officer has committed to continue to provide working capital to fund the selling, general and administrative expenses of the parent company.




See accompanying independent accountants' review report.