Form 10KSB
period 2002-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2002-10-11
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                    For the fiscal year ended MAY 31, 2002
                                             --------------

           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
           ACT OF 1934
           For the transition period from ___________ To _____________

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

                         Yes [ ]                 No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: as of May 31, 2002 there were 76,848,327 shares of the issuer's Common Stock, $.001 par value, outstanding.

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

Phoenix International Industries, Inc. is a holding company, with primary interests in the telecommunications industry. During the year ending on May 31, 2002, the Company consisted of Phoenix International Industries, Inc., the parent company and three wholly owned subsidiaries, EPICUS, Inc., which is the primary, and only active subsidiary, Moye & Associates ("TheBest.Net"), and Mic-Mac Investments, Inc. which are currently inactive. Due to the method of accounting used, the percentages of income are reported by three segments, not by company. These segments and their percentages of our total income are: Computer Consulting 12%, Telephone Services 88% and Acquisition Services, a negligible %.

HISTORICAL DEVELOPMENT

We were incorporated on July 22 1985, pursuant to the laws of the State of Florida under the name "Hydrobac, Inc. On July 7, 1986, the company's name was changed to "ProBac, Inc." and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc. During those periods our primary business was in various types of products and systems for use in the environmental clean-up industry.
On October 2, 1996 our name was changed to Phoenix International Industries, Inc. and our common stock was reverse split 15 to 1. Our shareholders approved Amendments to the Articles of Incorporation, changing the authorized capital to 20,000,000 shares of common stock, par value $.001 per share, and up to 5,000 shares of Preferred Stock for use as needed. From January 1996 through May 31, 1997, we sought acquisitions as we wound down and closed our original environmental clean-up business. We, therefore, treats all matters relating to the environmental clean-up business as discontinued operations.

On June 13, 1998, we acquired 100% of the stock of Intuitive Technology Consultants, Inc. ("ITC") of Atlanta, Georgia. ITC was engaged in the business of computer system design and computer related
(MIS) employee placement. As of June 1999, we sold Intuitive Technology Consultants Inc to a group headed by the current management of ITC. We recognized a total gain of $479,583 on the sale of this business.

On July 21, 1997 we acquired 100% of the stock of HDX 9000, Inc. ("HDX"), a company specializing in compliance methodology for the Y2K problem and for the various types of "ISO" compliance certification. Since the demand for HDX's primary product, a compliance methodology to solve the Year 2000 date change problem, has become understandably non-existent, and due to HDX's inability to establish a new marketable product in a timely fashion, on March 20, 2000, it was the decision of our Board of Directors, in concert with the previous shareholder of 100% of HDX's stock, to rescind the agreement by which HDX was acquired by Phoenix. This was done and the stock of each company which was originally exchanged to effect the acquisition was returned to the original holder or issuer. We recognized a total loss of $99,140 in connection with this transaction.

On April 9, 1998, we acquired 100% of the outstanding stock of Mic Mac Investments, Inc., a long distance telephone service "reseller" specializing in the hospitality industry. Mic-Mac ceased to operate late in the third quarter of fiscal 1999, and had no remaining assets or liabilities as of May 31, 1999, and Phoenix wrote off its remaining investment in them in that fiscal year. We recognized a gain of $13,417 in connection with the write off this investment. Although it has ceased to operate, Mic-Mac, Inc., remains the property of the Company until a decision is made as to its future.

Based on an agreement entered into on December 14, 1998, we acquired 100% of the stock of Cambridge Gas Transport Corporation (CGTC), a Cayman Islands Corporation, in the business of owning and operating specialized chemical/fuel tanker transport ships. Due to unspecified disagreements, an agreement to rescind the acquisition has been executed by the parties. We did not recognize any gain or loss on this transaction. We filed litigation to recoup our payments to CTCG, resulting in an out of court settlement on December 15, 2000.

During fiscal 2000 we acquired 100% of the stock of Telephone Company of Central Florida, Inc. ("TCCF"). TCCF is a "competitive local exchange carrier" ("CLEC") telephone company and a reseller of other telecommunications services. TCCF was at that time operating under the protection of "Chapter 11"of the federal bankruptcy laws. The effective date of the closing was ten days after the Order of Confirmation was issued by the Bankruptcy court. The Order of Confirmation was issued on June 9, 1999 and TCCF began operating as a reorganized debtor on that date. We acquired TCCF within ten days of the Confirmation Order. On January 17, 2001 the name of TCCF was changed to EPICUS, Inc.

On July 28, 2000, we acquired 100% of the stock of Moye & Associates, Inc. of St. Simons Island Georgia. Moye & Associate's primary business was that of an Internet Service Provider (ISP) known as TheBest.Net. This move was seen by the company as synergetic with, and a possible future merger into TCCF.


BUSINESS OF AFFILIATES

EPICUS, Inc.

Our primary and currently only active subsidiary, EPICUS, Inc., is a multi-service telecommunications company with approximately 10,000 active accounts in both the residential and business markets. We focus on developing integrated telephone service in the Competitive Local Exchange Carrier area of the telecommunications industry. Like many other emerging Competitive Local Exchange Carriers, our entry in this industry was facilitated by the passing of the Telecommunications Act of 1996 which allows Competitive Local Exchange Carriers to lease various elements of the networks of the Incumbent Local Exchange Carriers that are necessary to provide local telephone service in a cost-effective manner. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, data and dial up access to the Internet. We are certified to offer long distance and internet services in the 48 contiguous states. We are currently supplying local and long distance service to customers in 7 of the 9 states in the BellSouth System. Additionally, we have long distance customers in 40 of the 48 states in which we are certified.

We have built our company by primarily focusing on creating software systems and processes to deliver telecommunication services over leased networks, instead of concentrating on buying switches and hardware to build a very expensive network which could be severely under-utilized for a potentially long period of time. It is that major expense which has led to the demise of many emerging telephone companies. Instead, we have built a scalable operating platform that can provision a local phone line, read usage records, rate phone calls for billing purposes, and prepare monthly invoices to customers. We can bill all of a customers telecommunication services on one itemized bill.

Because of the expense and complexity of the business, we have focused on improving our performance through automation. We believe one of the greatest accomplishments in building our business over the past three years was the development of our own operational support systems ("OSS"). It is these systems that allow us to rapidly execute our customers orders like: orders for new service and repair orders, plus real time information on billing and collections. It is more economic, more efficient and more accurate than being solely dependant to our advantage, both that these types of services and done in an automated manner.

MOYE & ASSOCIATES, INC. (TheBest.Net)

A Georgia Corporation, Moye & Associates, dba "TheBest.Net" is an
Internet Service Provider (ISP). They are also involved in the computer repair and e-commerce business. However, in recent history, "TheBest.Net" as an internet service provider, accounts for more than 90% of its income.

To raise additional operating capital, Phoenix entered into an agreement to sell the ISP customers of The Best.Net. to another
Internet Service Provider, the purchaser has paid a deposit of $150,000 for those customers, however due to a discrepancy between the number of customers purchased and the number delivered, there is still a balance due of $50,000 which will not be paid until an accurate accounting of the number of customers can be ascertained.

Phoenix plans to completely merge the balance of Moye & Associates operations into EPICUS and keep the corporation current, but inactive, until a suitable use can be found for it. Tully Moye has agreed to a re-negotiation of his employment agreement and the purchase price of Moye and Associates due to their miscalculation, resulting in a misrepresentation, of the number of customers they actually had. Those re-negotiations are currently in progress.

MIC-MAC INVESTMENTS, INC. ("Mic-Mac")

Mic-Mac Investments, Inc. and Hospitality Telecom (together
"Hospitality") were acquired on April 1, 1998. For the period from the date of acquisition through May 31, 1998, Hospitality had revenues of $15,634 and expenses of $30,404.

Hospitality ceased to operate late in the third quarter of fiscal 1999, claiming they could not meet their business plan projections or continue without Phoenix acquiring a long distance telephone company, and since it had no remaining assets or liabilities as of May 31, 1999, we wrote off our remaining investment in them in that fiscal year. Although it has ceased to operate, Mic- Mac, Inc., remains the property of the Company until a decision is made as to its future.

ITEM 2

DESCRIPTION OF PROPERTY

Our principal executive offices are located at 1750 Osceola Drive, West Palm Beach, Florida 33409 and our telephone number is (561) 688-0440. This space is approximately 1,500 square feet including three offices and a conference room. The annual lease cost is $3,500.00 per month, plus expenses and expired in August 2002. The property is now owned by the CEO of the Company and the Company continues to occupy the property on a month to month basis while a new lease is being negotiated.

ITEM 3

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

On June 22, 2000, EXL Information of Vancouver, BC, Canada filed suit in the Supreme Court of British Columbia, Canada, for payment of "royalty fees" it claims were owed by EPICUS for the use of their billing program. EPICUS denies owing EXL any money maintaining that the program was supposed to be adapted by EXL to meet EPICUS's needs, which they never did, thereby nullifying the agreement. EXL is seeking relief in the amount of US$184,761. The matter is still being litigated. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion.


ITEM 4	RESULTS OF VOTES OF SECURITY HOLDERS

During fiscal 2002 there were no votes of the shareholders of Phoenix International Industries, Inc.


                               PART II


ITEM 5  MARKET  FOR COMMON  EQUITY AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the range of high and low bid prices as reported on the OTCBB during the periods commencing:


                                                 CLOSING BID                CLOSING ASK
                                        ----------------------------------------------------
                                        HIGH              LOW           HIGH             LOW
                                        ----              ---           ----             ---
1998
07/01/98 through 09/30/98                .843            .4375           .875            .4687
10/01/98 through 12/31/98               1.28             .4062          1.37             .435

1999
01/02/99 through 03/31/99               1.00             .88            1.06             .94
04/01/99 through 06/30/99                .62             .47             .65             .50
07/01/99 through 09/30/99                .56             .36             .59             .39
10/01/99 through 12/31/99               1.62             .31            1.65             .34

2000
01/02/00 through 03/31/00               1.37             .34            1.41             .38
04/01/00 through 06/30/00               1.06             .43            1.06             .46
07/01/00 through 09/30/00                .43             .14             .46             .16
10/31/00 through 12/31/00                .139            .03             .153            .032

2001
01/01/01 through 03/31/01                .26             .03             .23             .032
04/01/01 through 06/30/01                .129            .06             .145            .072
07/01/01 through 09/30/01                .10             .06             .11             .07
10/01/01 through 12/31/01                .08             .04             .09             .05

2002
01/02/02 through 03/31/02                .04             .05             .05             .06
04/01/02 through 06/30/02                .05             .03             .06             .04



The price of shares have been adjusted for all stock splits, and are based on inter-dealer prices as the company is listed on the electronic over the counter bulletin board.

Dividends
---------

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


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement of Operations
-----------------------

The years ending May 31, 2001 and May 31, 2002
----------------------------------------------

For the year ending May 31, 2001 we reported revenues of $3,245,285 with a gross profit of $505,528 with operating expenses of $5,008,772 and a net loss of $5,507,198 versus the year ending May 31, 2002 with revenues of $6,029,792 and a gross profit of $2,849,333 with operating expenses of $6,990,923 and an operating loss of $4,141,590. These revenues resulted from telecommunication service sales generated by Phoenix's affiliates as disclosed in the combined financial statement which is included in this filing.

The year 2002 increase in gross profit was primarily attributable to an increase in revenue coupled with lower cost of sales resulting from more favorable pricing from several suppliers, and the reduction net loss was primarily the result of the decrease in staffing of both sales and operational personnel. We anticipate the net loss to be eliminated and instead to earn a net profit the year ending May 31, 2003. This is based upon maintaining the current low ratio of operational and sales expenses to revenue generated. Our current low ratio is a direct result of increased computerization of billing and provisioning, plus increased independent agent sales which are only commissioned, not salaried plus commission. Our "in house" sales staff has also been greatly reduced as more emphasis is placed on developing our independent agent sales network.

During the year ended May 31, 2002, we incurred net losses of $5,019,558 compared to net losses of $5,507,198 for the preceding year. Our net losses for the year ended May 31, 2002, continue to be the result of our consolidated operating loss of $4,141,590, the effect of posting additional deposits to long distance carriers on behalf of EPICUS ($50,000 to Qwest Communications and $75,000 to Global Crossing) which removed that money from our cash flow, increasing the amount of operating capital that had to be borrowed. The $75,000 deposit for Global Crossing has since been applied to that carrier's bill thereby causing their bankruptcy to have no effect on it. As our revenues increase due to increasing our customer base, it is expected that larger deposits will be requested by the underlying carriers used by EPICUS, these deposit increases are generally in the $50,000-$100,000 range and can put a temporary strain on the company's cash flow, especially if they are requested from more than one carrier at the same time. At this point we have no commitments for additional capital expenditures for the next 12 months.

Also contributing to our loss during the period are the continued expenses associated with continuing to operate and maintain Phoenix's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company. Our net losses for the year ending May 31, 2001, continue to be the result of expenses involved with supporting the day to day operation of EPICUS, and the expenses of expanding its affiliates sales operations, including as referred to above, the posting of additional deposits to long distance carriers on behalf of EPICUS. We also incurred non-cash expenses associated with the issuance of 6,345,478 shares of stock to the underwriters of the convertible debenture we entered into which was reported in its 10KSB for the period ended May 31, 2001 and is incorporated herein by reference.

In order for us to pay our operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, we have been dependent upon the funds provided by non-interest bearing loans from our executive officers, director and shareholders, and the sale of stock under the terms of Regulation S of the Securities Act of 1933.

We still continue to be dependent upon the willingness of our executive officers/directors and consultants to accept shares and/or defer compensation for continued services to us, which services we consider to be valuable and necessary to our continued operations.

A substantial portion of our operating loss for the years ended May 31, 2001 and 2002, which was due to funding the operating losses of EPICUS, as well as ongoing legal and accounting expenses incurred in the implementation of the plan of reorganization of EPICUS. Under the Bankruptcy "Plan of Reorganization", we purchased and acquired 100% of the common stock of EPICUS, and as the "Reorganized Debtor" we operate EPICUS's business. In addition to the payment of $570,000 ten days after the Plan of Reorganization was approved by the Court; a "Creditors Trust" was established for all "Allowed Unsecured Claims" in excess of $1,000, into which we paid an initial deposit of $100,000 and are to continue to make semi-annual deposits of $100,000 each to a maximum of $500,000. In July of 2001 an agreement was made with the Creditors Committee to reduce the semi- annual payment to $50,000, on which the company is currently three payments in arrears. There remains a balance due to the Creditors Trust of $350,000. For "Priority Claims" we agreed to pay a maximum of $300,000 over a 6 year period plus 8% simple interest with an initial deposit of $25,000. There is no structured payment amount scheduled for the priority claims. There is a balance remaining for Priority Claims of $275,000 plus interest of 8%. The total balance due on the purchase of EPICUS is $625,000 plus applicable interest.

Discontinued Operations
-----------------------

In addition to EPICUS, we plan to continue to increase our presence in the telecommunications industry. With that plan in mind on August 8, 2000, we announced the purchase of Moye & Associates, Inc., of St. Simons, Georgia, the owner/operator of "The Best Net" an Internet Service Provider, Web Site Host and E-commerce Company.

The Best Net had over 2,500 Internet subscribers, most of which were obtained by offering their service at a large discount. On July 27, 2001 in order to solve a need for additional operating capital, The Best Net's customer base was sold, the balance of its assets were merged into EPICUS, and it became a discontinued operation. Although it has ceased to operate, Moye & Associates, Inc. remains the property of the Company until a decision is made as to its future.

Mic-Mac Investments, Inc. and Hospitality Telecom (together
"Hospitality") were acquired on April 1, 1998. For the period from the date of acquisition through May 31, 1998, Hospitality had revenues of $15,634 and expenses of $30,404.

At the time of the purchase of Mic-Mac and Hospitality, we were in the process of purchasing American Telecommunications Enterprises, Inc., ("American Telecom") a long distance reseller located in upstate New York. Mic-Mac and Hospitality were specialists in the sale of long distance service to the hotel industry. The plan was to have Mic-Mac and Hospitality be the primary outside sales force for American Telecom. The purchase of American Telecom was never finalized and by the time we were able to find and purchase another telephone company, EPICUS, Mic-Mac and Hospitality were no longer viable businesses and therefore they were written off.

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

The Company's HDX subsidiary was acquired July 21, 1997 in a stock for stock transaction. In exchange for 500,000 shares of Phoenix common stock (restricted) Phoenix received 100% of the stock of HDX. For the 10 months and 10 days through May 31, 1998, HDX had revenues of $160,039 and expenses of $132,656.

For the year ended May 31, 1999, HDX had no income and an operating loss of $33,500. This was due to the expiration of the market for HDX's primary product, a methodology for dealing with the Y2K computer problem. On March 20, 2000 it was the decision of the Board of Phoenix, in concert with the previous shareholder of 100% of HDX's stock, to rescind the agreement by which HDX was acquired by Phoenix. This was done and the stock of each company which was originally exchanged to effect the acquisition was returned to the original holder or issuer.

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

Purchased on December 14th of 1998, Cambridge Gas Transport Corporation (CGTC), is the owner of 58% (plus an option to purchase an additional 10%) of NAVIGATOR GAS TRANSPORT PLC (NAVIGATOR). Navigator has contracted to build five (5) 22,000 cubic meter semi- refrigerated gas carriers. CGTC is a holding company whose primary business is to act as the majority shareholder of Navigator, and to issue and oversee the management contracts for the construction and operation of Navigator's ships. The entire CTCG purchase agreement was published in Phoenix's 10-KSB of May 31, 1998.

The acquisition was rescinded because a group of minority stockholders of CGTC filed litigation to block any of the company's stock from being transferred to Phoenix and Phoenix was not in a financial position to become engaged in a long legal battle in at least two, and probably three, different countries. In January 2000 Phoenix filed litigation to recoup their payments to CTCG, resulting in an out of court settlement.

Per our settlement agreement with Cambridge Gas Transport Corp., In March of 2000, we were to receive the return of our $200,000 down payment plus interest. $100,000 was received in April of 2000 and on December 15, 2000 a new settlement was made reducing the balance due to $85,000 which was received in January of 2001.

There is no materiality or commonality between CTCG and Phoenix, however that is not relevant as Phoenix is a "holding company" whose concept is to acquire either profitable or potentially profitable companies with good management, and not to get involved in the "micro-management" of those companies.

Liquidity and Capital Resources
-------------------------------

As of May 31, 2002 Phoenix had $4,539 in cash in its operating account. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

Assuming no unusual increase in expenses for the next 12 months, at the present level of operations, the combined companies of Phoenix will need a cash flow of approximately $595,000 per month.

During the year ending May 31, 2001 we issued 27,946,770 shares of common stock for acquisitions, consulting services, the employee stock option plan, private placement, offshore investment under Regulation S, and the convertible debenture.

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

Our monthly operating expenses do not reflect any salary to Gerard Haryman or Thomas Donaldson, our executive officers, whose salaries have been accrued, but not paid, at the rate of $20,833 and $8,600 per month respectively. We do not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until we begin to generate positive cash flow from operations.

COMPETITION

We have many competitors ranging from the very large like McLeod Communications of with over 500,000 lines and ICG Communications with over 700,000 lines to the very small who have less than 10,000 lines. Those companies, both large and small, offer similar services as we and our subsidiaries offer. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

We believe that our "Alternative Sales" approach of using utility companies gives us a distinct marketing advantage, as does our almost total automation in provisioning of new services and billing. These factors we believe, give us the competitive edge we need to continue our growth. However, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with greater financial resources than we have.

RISKS RELATED TO OUR BUSINESS
-----------------------------

Our auditors have expressed doubt about our ability to continue as a going concern.

Our independent auditors have issued their report dated August 10, 2001 on our consolidated financial statements as of May 31, 2001, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to our ability to continue as a going concern are the following: we have accumulated losses of approximately $18,000,000 as of February 28, 2002, have insufficient working capital and will continue to incur selling, general and administrative expenses. Additionally, realization of certain assets is dependent upon our ability to meet our future financing requirements, the success of future operations and our continued funding by our CEO and the sale of common stock. These conditions raise substantial doubt about our ability continue as a going concern.

We have a history of operating losses and may continue to incur operating losses.

We have incurred operating losses since our inception and have an accumulated deficit of approximately $18,000,000 as of February 28, 2002. We incurred a net loss of $5,507,198 for the year ended May 31, 2001 as compared with a net loss of $3,481,202 for the year ended May 31, 2000. For the nine months ended February 28, 2002, we incurred a net loss of $1,939,053. These net losses continue to be the result of expenses involved with supporting the day to day operation of EPICUS, the expenses of expanding its sales operation during the period and the continued expenses associated with continuing to operate and maintain our offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and EDGAR/printing preparation, and the write off of our $152,000 investment in HDX.

We may require additional financing and, if we are unable to raise such funds, our operations may be adversely affected.

At May 31, 2002 we had current assets of $1,369,510 and total assets of $2,138,426. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all. Based upon our present liquid resources, our present operating expenses, and the commitment of our executive officers to continue to defer most or all of their salaries, and if no increased revenues are generated from operations or other sources, we believe we will be able to operate for a minimum of twelve months. If additional funds are required, but cannot be raised, it will have an adverse effect upon our operations. To the extent that additional funds are obtained by the sale of equity securities, our stockholders may sustain significant dilution.



ITEM 8 CHANGES IN, AND DISAGREEMENT WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with any of our accounts on accounting and/or financial disclosure. The Company's auditor for the period ending May 31, 2002 is Scott W. Hatfield, CPA of Dallas, Texas. The Company's former auditor for the period ending May 31, 2001, May 31, 2000 and May 31, 1999 was Wieseneck, Andres, and Associates, PA. 772 US Hwy. One, North Palm Beach, Florida 33408. The following is excerpted from the Form 8-K filed by the Company on September 13, 2002: "Item 4. Changes in Registrant's Certifying Accountant

The Company's financial statements for the fiscal years ended May 31, 1999, 2000 and 2001 were audited by the firm of Wieseneck, Andres and Company, P.A. On July 15, 2002, the Company's Board of Directors made a decision to terminate the services of Wieseneck, Andres & Associates, P. A. of North Palm Beach, FL as the Company's independent auditors. It was the decision of the Company to retain the firm Scott
W. Hatfield, C.P.A. of Dallas, Texas, as its new independent accountant, as was reported in the Company's filing of Form 8-K/A dated August 7, 2002 which is incorporated herein by reference.

As a result of the change in independent accountants, the Company found it necessary to file a form 12b-25, Notice of Late Filing, dated August 28, 2002. At that time the Company believed its form 10-KSB would have been successfully completed and filed within the 15 day extension period as required.

However, the firm of Wieseneck, Andres & Company, P.A. has not fully cooperated with the Company in transmitting copies of all records necessary for Scott W. Hatfield to complete the 2002 audit, resulting in the Company not being able to file its 10-KSB within the additional allocated time period. This change in the Company's independent auditors, and the lack of cooperation has caused further delay in the filing of its 2002 Annual Report. Every effort is being made by The

Company to file its Form 10-KSB, 2002 Annual Report as soon as possible.

Additionally, as of this date, the firm of Wieseneck, Andres & Company, P.A., has not yet provided a letter, as is required, to be included as an exhibit on our Form 8-K/A dated August 7, 2002, stating that they agree or disagree with the Company's statement that of during the period Wieseneck, Andres & Company, P.A., were acting as our independent accountants, there were no disagreement(s) with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company will file a further amendment to that Form 8-K/A upon receipt of that letter.

                            SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

               PHOENIX INTERNATIONAL INDUSTRIES, INC.

                        September 12, 2002"
    (See SEC Forms 8-K-A filed on September 3, 2002 and 8-K filed on
       September 13, 2002 and incorporated herein by reference).


PATENTS

We own two patents for solidification of environmental waste, which were acquired when we were involved in that business. However, we no longer are involved in such business and believe that these patents are of very little value today, as they have been rendered obsolete due to the rapid development of the environmental clean-up industry.

EMPLOYEES

As of May 31, 2002, including our affiliates, we had 36 employees.


ITEM 9  MANAGEMENT

The following table sets forth certain information with respect to our executive officers and directors. Each director serves a term of one year or until a successor is elected.


Name                 Position                             Director Since   Age
----                 --------                             --------------   ---
Gerard Haryman       President, CEO, acting Principal          1996        58
                     Accounting Officer, acting CFO and
                     Chairman of the Board of Directors

Thomas Donaldson     Vice President, Secretary and
                     Director                                  1993        59

Timothy Palmer       Director                                  1997        57


Gerard Haryman, has served as our Chairman of the Board, President and Chief Executive Officer since January of 1996. Previously and concurrently, since 1981 to the present, Mr. Haryman has been President and Chief Executive Officer of SA, Sitmo, developers and builders of commercial and residential properties throughout Europe, with corporate offices in Paris, France. Mr. Haryman has also been involved in the development of residential property in the Palm Beach area since 1988, and during that period has also served on the Board of Directors of several other companies, both public (American Diversified Group, Inc.) and private . Mr. Haryman attended the "Institute General de Finance" in Paris, France majoring in finance and administration.

Thomas N. Donaldson, since February of 1993, Mr. Donaldson has been an officer and director of Phoenix, and of Trident Environmental Systems,

Phoenix's predecessor. Prior to his entering the public company arena, he had a background in the electronic media, both television and radio. Before being promoted to executive level management, he was an award winning Producer/Director at both the local and network levels. Additionally, he was a majority partner in the television production company, "American Televent", which produced commercials and syndicated programming. Mr. Donaldson attended both the University of Miami and the University of Paris.

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

ITEM 10  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost we incurred in furnishing benefits to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation.




                          Summary Compensation Table
Name and                                             Other
All
Principal                                            Annual           Restricted    Options/     LTIP         Other
Position                Year     Salary     Bonus    Compensation     Stock         SARs(#)      Payouts   Compensation
---------               ----     ------     -----    ------------     ----------    ----------   -------   ------------
Gerard Haryman          2001     250,000(1)  -0-         -0-                           -0-         -0-       -0-
President, CEO,         2000     250,000(1)  -0-         -0-                           -0-         -0-       -0-
acting CFO and          1999     250,000(1)  -0-         -0-             (2)           -0-         -0-       -0-
Chairman of the         1998     250,000(1)  -0-         -0-                           -0-         -0-       -0-
Board of Directors      1997     250,000(1)  -0-         -0-                           -0-         -0-       -0-


Directors

Thomas N. Donaldson     2001     104,000(1)  -0-         -0-                           -0-         -0-       -0-
Vice President, COO,    2000     104,000(1)  -0-         -0-                           -0-         -0-       -0-
and Director            1999     104,000(1)  -0-         -0-             (3)           -0-         -0-       -0-
                        1998     104,000(1)  -0-         -0-                           -0-         -0-       -0-
                        1997     104,000(1)  -0-         -0-                           -0-         -0-       -0-



(1) Due to our cash position, Mr. Haryman and Mr. Donaldson have deferred payment of their salaries and bonuses.

(2) Mr. Haryman received a grant of 1,400,000 shares of our common stock on April 8, 2000 valued at $1,484,000 and 2,000,000 shares on

    February 1, 2001 valued at $538,000 and 300,000 shares on July 16, 2001 valued at $21,000.
(3) Mr. Donaldson received a grant of 250,000 shares of our common stock on April 8, 2000 valued at $265,000 and 300,000 shares on February 1, 2001 valued at $134,500 and 300,000 shares on July 16, 2001 valued at $21,000.

No additional shares have been issued to our executive officers since July 16, 2001.

For the year ended May 31, 2002 we issued 4,296,277 shares of stock under the Employee Stock Option Plan.

Employment Agreements
---------------------

We currently have no Employment Contracts in effect.

Compensation of Directors
-------------------------

Each of our Directors is to receive 12,000 shares of common stock for each year cumulative of service plus reimbursement of out-of-pocket expenses.

Outside Directors
-----------------

Currently, the Company has only one outside Director, Timothy Palmer.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address                Common Stock    Percentage of Class (1)(2)
----------------                ------------    -------------------
Gerard Haryman
President/CEO
1750 Osceola Drive
West Palm Beach, FL  33409      4,273,948(3)              5.6%

Thomas Donaldson
VP/COO, Director
1750 Osceola Drive
West Palm Beach, FL  33409        490,000                  *

Timothy Palmer, Director
1750 Osceola Drive
West Palm Beach, FL  33409        500,000                  *

All Directors and Executive
Officers as a Group             5,543,948                 7.2%


* less than 1%

(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible debentures. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible debentures that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(2)  Percentage based on 76,848,327 shares outstanding as of May
     31, 2002.

(3) Includes 280,000 shares owned by Mr. Haryman's wife that are deemed beneficially to be owned by him.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company was a party to and has a direct or indirect material interest in the following transactions:

                        Nature of       May 31, 2001    Nov. 30, 2001   Aug. 31, 2001
                        Person's        Amount          Amount          Amount          Amount
                        Relationship    interest in     of such         of such         of such
Name                    to issuer       transaction     interest        interest        interest
----                    ------------    ------------    -------------   -------------   --------


Gerard Haryman          CEO and         personal loan   $  430,965      $  546,312      $ 566,969
                        Director        to company

Gerard Haryman          CEO and         corporate loan  $  472,600      $  541,994      $ 572,200
                        Director        to company
                                        from Aptek,
                                        100% owned
                                        by CEO

Thomas Donaldson        COO and         personal loan    $  15,000       $  15,000      $  15,000
                        Director        from company


PATENTS

The Company owns two patents for solidification of environmental waste, which were acquired when the Company was involved in that business. However, the Company is no longer in such business and it is believed by the Company that these patents are of very little value today, as they have been rendered obsolete due to the rapid development of the environmental clean-up industry.


COMPANY CAPITALIZATION

There are 200,000,000 shares of Common Stock authorized for issuance. Of this amount, 48,901,557 shares are currently issued and outstanding. There are 20,000,000 shares of Preferred Stock authorized, the designation and rights of which are to be determined by the Board of Directors.


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

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on October 9, 2002

PHOENIX INTERNATIONAL INDUSTRIES, INC.

By: /s/ Gerard Haryman
   --------------------------------
   Gerard Haryman President, Chief
   Executive Officer and acting
   Chief Financial Officer

In accordance with the requirements of tile Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on, the dates indicated,

SIGNATURE                           TITLE                      DATE


/s/ GERARD HARYMAN
----------------------------
Gerard Haryman                President, CEO, acting CFO
                              and Chairman of the Board     October 9, 2002

/s/ THOMAS DONALDSON
----------------------------
Thomas Donaldson              Vice President, Secretary     October 9, 2002
                              and Director

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

        See SEC Forms 8-K/A and 8-K as filed on Sept. 3, 2002 and Sept. 13, 2002 respectfully, and incorporated herein by reference

EXHIBIT 16.A

	BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

	The following persons failed to file Form 5 for the fiscal year.
	Gerard Haryman
	Thomas Donaldson
	Timothy Palmer

(21)	SUBSIDIARIES OF THE REGISTRANT

        EPICUS, Inc. , Mic-Mac Investments, Inc. and Moye & Associates,
        Inc.

                              PHOENIX
                           INTERNATIONAL
                          INDUSTRIES, INC.

                 Consolidated Financial Statements
                  and Independent Auditor's Report

                       May 31, 2002 and 2001













                         S.W. HATFIELD, CPA
                     certified public accountants

                Using our past to assist your future(sm)

        PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountants
  S. W. Hatfield, CPA                                               F-3
  Wieseneck, Andres & Company, P. A.                                F-4

Consolidated Financial Statements

  Consolidated Balance Sheets
   as of May 31, 2002 and 2001                                      F-5

  Consolidated Statements of Operations and Comprehensive Loss
   for the years ended May 31, 2002 and 2001                        F-6

  Consolidated Statement of Changes in Stockholders' Equity
   for the years ended May 31, 2002 and 2001                        F-7

  Consolidated Statements of Cash Flows
   for the years ended May 31, 2002 and 2001                        F-8

  Notes to Consolidated Financial Statements                        F-9

S.W. HATFIELD, CPA
certified public accountants

Member:  Texas Society of Certified Public Accountants
         Press Club of Dallas


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
        --------------------------------------------------


Board of Directors and Stockholders
Phoenix International Industries, Inc.

We have audited the accompanying consolidated balance sheet of Phoenix International Industries, Inc. (a Florida corporation) and Subsidiaries as of May 31, 2002 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended May 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Phoenix International Industries, Inc. as of and for the year ended May 31, 2001 were audited by other auditors whose report was dated August 10, 2001 and included a paragraph expressing substantial doubt about Phoenix International Industries, Inc.'s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix International Industries, Inc. as of May 31, 2002 and the results of its operations and its cash flows for the year ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company continues to experience operating losses and negative cash flow from operating activities. Liquidity during this period has been provided by management and/or significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                              S. W. HATFIELD, CPA
Dallas, Texas
September 22, 2002


                  Use our past to assist your future[sm]

(secure mailing address)               (overnight delivery/shipping address)
P.O. Box 820395                            9002 Green Oaks Circle, 2nd Floor
Dallas, Texas 75382-0395                           Dallas, Texas  75243-7212
214-342-9635 (voice)                                      (fax) 214-342-9601
800-244-0639                                                  SWHCPA@aol.com

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

THOMAS B. ANDRES, C.P.A.*, C.V.A.                         FAX (561) 626-3453
 PAUL M. WIESENECK, C.P.A.

 *Regulated by the State of Florida


                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Phoenix International Industries, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated statement of operations and comprehensive loss, changes in shareholders' deficit and cash flows of Phoenix International Industries, Inc. and Subsidiaries for the year ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of the Company for the year ended May 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has accumulated losses of approximately $16,000,000 as of May 31, 2001, has insufficient working capital and may continue to incur selling, general and administrative expenses. Realization of certain assets is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the continued funding of the parent Company's operations by its chief officers and sale of common stock. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wieseneck, Andres & Company, P.A.
Wieseneck, Andres & Company, P.A.

August 10, 2001

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                           May 31, 2002



                                                            May 31, 2002
                                                            ------------
                              ASSETS
                              ------
Current Assets
 Cash on hand and in bank                                   $        850
 Accounts receivable - Trade, net of allowance
    for doubtful accounts of approximately $185,000            1,353,660
 Advances due from officer                                        15,000
                                                            ------------
  Total current assets                                         1,369,510
                                                            ------------

Property and equipment - at cost                                 562,355
 Less Accumulated depreciation                                  (228,659)
                                                            ------------
  Net property and equipment                                     333,696
                                                            ------------

Other Assets
 Deposits                                                        207,898
 Restricted cash                                                 203,798
 Trademark and corporate name development costs                   23,524
                                                            ------------
   Total other assets                                            435,220


TOTAL ASSETS                                                $  2,138,426
                                                            ============



                          - Continued -




The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-5

      PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET - CONTINUED
                           May 31, 2002


                                                            May 31, 2002
                                                            ------------
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
 Bank overdraft                                             $     74,206
 Notes payable to banks and other                              1,363,093
 Accounts payable - trade                                      2,531,854
 Accrued sales and service taxes payable                         623,677
 Accrued payroll and payroll taxes payable                       286,719
 Accrued rent payable to affiliate                                90,468
 Accrued interest payable                                        527,243
 Accrued officer compensation                                  2,119,176
                                                            ------------
  Total current liabilities                                    7,616,436
                                                            ------------

Long-term debt
 Advances from controlling shareholder/officer                 1,373,323
                                                            ------------
  Total liabilities                                            8,989,759
                                                            ------------

Commitments and contingencies

Convertible debentures                                         1,429,697
                                                            ------------


Stockholders' Equity (Deficit)
 Preferred stock - $0.001 par value
  5,000 shares authorized
  None issued and outstanding                                          -
 Common stock - $0.001 par value.
   200,000,000 shares authorized.
   74,332,327 shares issued and outstanding                       74,332
 Additional paid-in capital                                   13,145,002
 Accumulated deficit                                         (21,500,364)
                                                            ------------
  Total stockholders' equity                                  (8,281,030)
                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  2,138,426
                                                            ============


The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-6

       PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE LOSS
                Years ended May 31, 2002 and 2001


                                                    Year ended       Year ended
                                                   May 31, 2002     May 31, 2001
                                                   ------------     ------------
Revenues - net                                     $  6,029,792     $  3,671,015
Cost of Sales                                        (3,180,459)      (2,661,409)
                                                   ------------     ------------
Gross Profit                                          2,849,333        1,009,606
                                                   ------------     ------------

Operating Expenses
 Selling expenses                                       780,645          543,667
 General and administrative expenses                  3,483,632        4,530,678
 Bad debt expense                                     1,969,657          160,000
 Depreciation and amortization                          197,620          278,506
 Compensation expense related to common
   stock issuances at less than "fair value"              84,563               -
                                                   ------------     ------------
  Total operating expenses                            6,516,117        5,512,851
                                                   ------------     ------------

Loss from operations                                 (3,666,784)      (4,503,245)
Other income
 Interest and other income (expense) - net              (78,267)          56,529
 Interest expense                                      (414,807)      (1,439,191)
 Accretion of Beneficial Conversion
  Feature Discount on Convertible Debentures           (158,823)               -
 Impairment adjustment of reorganization value
  in excess of amounts allocated to
  identifiable assets                                  (643,020)               -
 Abandonment and impairment of property and
   equipment                                           (305,656)               -
                                                   ------------     ------------

Loss before provision for income taxes,
  discontinued operations and extraordinary item     (5,267,357)      (5,885,867)
Provision for income taxes                                    -                -
                                                   ------------     ------------

Loss before discontinued operations and
  extraordinary item                                 (5,267,357)      (5,885,867)
Discontinued operations
  Loss on final settlement and disposition of
    assets and operations in closed subsidiaries,
    net of income taxes                                  20,913                -
 Income from operations of discontinued
   subsidiary, net of income taxes                            -            7,849
                                                   ------------     ------------

Loss before extraordinary item                       (5,246,444)      (5,878,018)
Extraordinary item
 Forgiveness and extinguishment of accounts
 payable                                                      -          370,820
                                                   ------------     ------------

Net Loss                                             (5,246,444)      (5,507,198)
Other comprehensive income                                    -                -
                                                   ------------     ------------

Comprehensive Loss                                 $ (5,246,444)    $ (5,507,198)
                                                   ============     ============


                          - Continued -




The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-7

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
               AND COMPREHENSIVE LOSS - CONTINUED -
                Years ended May 31, 2002 and 2001


                                                    Year ended       Year ended
                                                   May 31, 2002     May 31, 2001
                                                   ------------     ------------
Loss before provision for income taxes,
 discontinued operations and extraordinary item    $ (5,267,357)    $ (5,885,867)

Provision for income taxes                                    -                -
                                                   ------------     ------------

Loss before discontinued operations
 and extraordinary item                              (5,267,357)      (5,885,867)

Discontinued operations                                  20,913            7,849

Loss before extraordinary item                       (5,246,444)      (5,878,018)

Extraordinary item                                            -          370,820

Net Loss                                             (5,246,444)      (5,507,198)

Other comprehensive income                                    -                -

Comprehensive Loss                                 $ (5,246,444)    $ (5,507,198)


Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted
  From continuing operations                       $      (0.08)    $      (0.17)
  Discontinued operations                                                      -
  Extraordinary item                                       0.00             0.01
                                                   ------------     ------------

                                                   $      (0.08)    $       0.16
                                                   ============     ============
Weighted-average number of shares
 of common stock outstanding                         64,444,538       34,902,572
                                                   ============     ============




The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-8

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Years ended May 31, 2002 and 2001


                                                            Additional
                                      Common Stock            paid-in        Accumulated
                                   Shares       Amount        capital         Deficit           Total
                                 ----------    --------     -----------    --------------    -------------

Balances at June 1, 2000         19,353,847    $ 19,354     $ 7,543,466    $ (10,746,722)    $ (3,183,902)

Issuance of common stock
 For cash                        16,400,000      16,400       1,758,531                -        1,774,931
 For services rendered,
  interest and debt conversion    8,782,841       8,784       1,277,000                -        1,285,784
 For acquisition of Moye
  & Associates, Inc.                400,000         400          91,000                -           91,400
 For compensation to
  employees                       1,464,869       1,464         184,372                -          185,836
 For compensation to
  officers                        2,500,000       2,500         670,000                -          672,500

Net loss for the year                     -           -               -       (5,507,198)      (5,507,198)
                                 ----------    --------     -----------    -------------     ------------
Balances at May 31, 2001         48,901,557      48,902      11,524,369      (16,253,920)      (4,680,649)

Issuance of common stock
 For cash pursuant to a private
  placement in accordance
  with Regulation S               2,000,000       2,000          98,000                -          100,000
 For cash pursuant to options
  granted and exercised by
  non-officer employees           3,067,777       3,068         298,088                -          301,156
 For services rendered, interest
  and debt conversion            16,950,493      16,950       1,121,082                -        1,138,032
 For compensation to
  officers                        1,212,500       1,212          83,663                -           84,875
 For final settlement on
  disposition of Moye &
  Associates, Inc.                2,200,000       2,200          19,800                -           22,000

Net loss for the year                     -           -               -       (5,246,444)      (5,246,444)
                                 ----------    --------     -----------    -------------     ------------
Balances at May 31, 2002         74,332,327    $ 74,332     $13,145,002    $ (21,500,364)    $ (8,281,030)
                                 ==========    ========     ===========    =============     ============




The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-9

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended June 30, 2002 and 2001

                                                    Year ended       Year ended
                                                   May 31, 2002     May 31, 2001
                                                   ------------     ------------
Cash Flows from Operating Activities
 Net loss for the year                             $ (5,246,444)    $ (5,507,198)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                         102,951          130,344
   Amortization                                          94,669          148,162
   Bad debt expense                                   1,969,657          160,000
   Expenses paid with common stock                      664,197        3,415,135
   Gain from extinguishment of debt                           -         (370,870)
   Impairment and abandonment charges to
     operations                                         948,676                -
   Compensation expense related to common stock
     issuances at less than "fair value"                 84,563                -
   Accretion of Beneficial Conversion Feature
     Discount on Convertible Debentures                 158,823                -
  (Increase) Decrease in
     Accounts receivable                             (2,248,490)        (948,174)
     Prepaid expenses                                     2,875           (2,667)
     Deposits, intangible and other assets              294,516         (552,049)
 Increase (Decrease) in
     Accounts payable                                   764,860          908,775
     Accrued liabilities                                675,816          170,124
     Accrued interest payable                           277,010          153,327
     Accrued officer compensation                       353,196          353,196
                                                   ------------     ------------
Net cash used in operating activities                (1,103,125)      (1,941,895)
                                                   ------------     ------------

Cash Flows from Investing Activities
 Increase in restricted cash                               (433)        (200,000)
 Purchase of property and equipment                     (50,255)        (176,477)
 Cash paid for intangible assets                              -          (23,524)
 Cash paid for refundable deposits                            -         (132,998)
                                                   ------------     ------------
Net cash used in investing activities                   (50,688)        (532,999)
                                                   ------------     ------------

Cash Flows from Financing Activities
 Increase in cash overdraft                              70,290                -
 Proceeds from sale of common stock                     328,905          800,218
 Cash paid to raise capital                             (30,727)               -
 Proceeds from convertible debentures                   155,000        1,792,500
 Payments on note payable to bankruptcy trustee               -          (50,000)
 Cash advanced from affiliated entities                 469,758                -
 Repayments of advances from stockholder                      -          (69,659)
 Proceeds from notes payable                            150,000          674,182
 Cash to repay notes payable                            (47,128)        (660,687)
                                                   ------------     ------------
Net cash used in financing activities                 1,096,098        2,486,554
                                                   ------------     ------------

Increase (Decrease) in Cash                             (57,715)          11,660
Cash at beginning of period                              58,568           46,905
                                                   ------------     ------------
Cash at end of period                              $        850     $     58,565
                                                   ============     ============




The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-10

      PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                Years ended June 30, 2002 and 2001


                                                    Year ended       Year ended
                                                   May 31, 2002     May 31, 2001
                                                   ------------     ------------
Supplemental Disclosure of
 Interest and Income Taxes Paid
    Interest paid for the period                   $          -     $          -
                                                   ============     ============

    Income taxes paid for the period               $          -     $          -
                                                   ============     ============

Supplemental Disclosure of Non-cash
 investing and financing activities
  Common stock issued for retirement of debt       $    440,303     $    284,500
                                                   ============     ============
  Common stock issued in payment of accrued
    interest                                       $    137,797     $     88,672
                                                   ============     ============






The accompaning notes are an integral part of these consolidated financial statements.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Phoenix International Industries, Inc. (Company) was incorporated on July 22 1985, pursuant to the laws of the State of Florida under the name Hydrobac, Inc. On July 7, 1986, the Company's name was changed to ProBac, Inc. and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc. During those periods the Company's primary business was in various types of products and systems for use in the environmental clean-up industry. On October 2, 1996, the Company's name was changed to Phoenix International Industries, Inc. From January 1996 through May 31, 1997, the Company sought acquisitions as it wound down and closed its original environmental clean-up business.

On April 9, 1998, the Company acquired 100% of the outstanding stock of Mic Mac Investments, Inc. (Mic Mac), a South Carolina corporation. Mic Mac at the time of acquisition was a long distance telephone service "reseller" specializing in services to the hospitality industry. All operations related to Mic Mac were discontinued by February 1999.

Pursuant to a December 14, 1998 agreement, the Company acquired 100% of the stock of Cambridge Gas Transport Corporation (CGTC), a Cayman Islands Corporation, in the business of owning and operating specialized chemical/fuel tanker transport ships. Due to various disagreements, this acquisition was never consummated and was rescinded by agreement between the holders the majority of CGTC stock, and the Company. The Company filed litigation to recoup their payments to CTCG and executed an out of court settlement on December 15, 2000.

During Fiscal 2000, the Company acquired control of Telephone Company of Central Florida, Inc. (TCCF), an entity then operating under Chapter 11 of the United States Bankruptcy Court. As an integral component of TCCF's Plan of Reorganization, the Company recapitalized TCCF, effective on the effective date of TCCF's discharge from bankruptcy. On July 9, 1999, the U. S. Bankruptcy Court issued an Order of Confirmation related to TCCF's Plan of Reorganization and the Company recapitalized TCCF within ten days of the Confirmation Order. TCCF is a "competitive local exchange carrier ("CLEC") telephone company and a reseller of other telecommunications services. On January 17, 2001 the corporate name of TCCF was changed to EPICUS, Inc. (Epicus).

On July 28, 2000, the Company acquired 100% of the stock of Moye & Associates, Inc. (Moye) of St. Simons Island Georgia. Moye's primary business was that of an Internet Service Provider (ISP) known as TheBest.Net. This move was seen by management as being synergetic with the operations of TCCF. On July 19, 2001, the Company sold all operating assets of Moye to an unrelated party and, effectively, discontinued all operations within this subsidiary.


NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of May 31.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - Continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of Phoenix International Industries, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the years ended May 31, 2002 and 2001, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.


NOTE C - GOING CONCERN UNCERTAINTY

The Company has experienced cumulative operating losses for the previous three-year period of approximately $14,000,000 and has used cash in operating activities for the same period of approximately $4,473,000.
In a effort to control costs and better manage the Company's key operating subsidiary, Epicus, Inc., the Company has discontinued all operations within Mic Mac and Moye and has sold or otherwise disposed of all operating assets of these subsidiaries.

The Company's liquidity has been sustained through the sale of equity securities, restricted and unrestricted, domestically and in international markets. Further, significant working capital advances have been made by members of management or by entities owned or controlled by members of management.

Management is of the opinion that Epicus can become cash flow positive during the second or third quarter of Fiscal 2003 (year ending May 31, 2003) and that this event will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Because of the Company's lack of positive cash flows, the Company's continuance is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C - GOING CONCERN UNCERTAINTY - Continued

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Cash and cash equivalents
    -------------------------

    For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

    Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.  Accounts receivable
    -------------------

    In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States and are principally concentrated in the southeastern quadrant of the country. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3. Property and Equipment
   ----------------------

   Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally three to ten years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

4. Intangible Assets
   -----------------

   Monies paid for development of the trade name "Epicus", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the years ended May 31, 2002 and 2001, no charges to operations were made for impairments in the future benefit of this trade name.

   Other intangible assets are amortized over the estimated useful life of the underlying asset using the straight-line method.

      PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5. Goodwill and Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

   Goodwill represents the excess of the purchase price paid for a subsidiary over the fair market values of the underlying assets and liabilities assumed in the acquisition transaction. These amounts are amortized over a five to ten year period using the straight-line method. As of May 31, 2002, all goodwill has been charged to operations as a result of the discontinuing of all operations in acquired subsidiaries.

   Reorganization Value in Excess of Amounts Allocable to Identified Assets represents the excess of the recapitalized value of Epicus over the fair market value of the assets acquired upon final settlement of Epicus' filing under Chapter 11 of the United States Bankruptcy Code. This amount was originally being amortized over a forty year term using the straight-line method. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter.

   For the year ended May 31, 2001, management determined that there were no permanent impairments to the remaining carrying value of this balance. As of May 31, 2002, management, upon realization that the Fiscal 2002 operational objectives were not met, recorded an impairment of future recoverability of the recorded reorganization value in excess of amounts allocated to identifiable assets equivalent to 100.0% of the unamortized goodwill remaining at May 31, 2002.

6. Revenue Recognition

   Local telephone services for business and residential service are billed to the respective customer in advance at the initiation of each monthly billing cycle. Long distance telephone services are billed in arrears in the month following the provision of the service. All revenue for both local and long distance services are recognized at the respective date of billing.

   In the event of cancellation of service by a customer prior to the expiration of the completion of the monthly billing cycle results in a partial refund due to the customer. These reductions of revenue, due to cancellation of service, are recognized at the point of service termination and are recognized as a component of trade accounts payable until final settlement of the customer's account balance.

   The Company discontinued the issuance and recognition of prepaid long-distance phone cards in May 1998. Any remaining commitment, if any, for unused prepaid long-distance phone cards are recognized in expense at the point of billing by the respective third- party carrier providing the long-distance service. The Company's exposure in this particular area is insignificant due to the time period between the termination of this type of revenue stream and the current date.

7. Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. At May 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of May 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

        PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

8.  Advertising costs

    The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

9.  Earnings (loss) per share

    Basic earnings (loss) per share is computed by dividing the net income
    (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
    (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of May 31, 2002 and 2001, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

10. Employee Stock Options

    The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.

11. Reclassifications

    Certain May 31, 2001 amounts have been reclassified to conform to May 31, 2002 presentations.


NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2002 and 2001, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2002 or 2001 as a result of any of these unsecured situations.


NOTE G - BUSINESS COMBINATIONS

In accordance with an Agreement and Plan of Share Exchange the Company acquired 100% of the outstanding shares of common stock of Moye and Associates, Inc., a Georgia Corporation, doing business as TheBest.Net
(Moye) on July 28, 2000. The Company exchanged 600,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding stock of Moye. In accordance with the terms of the Agreement, the first 200,000 shares of the Company stock were issued immediately after the effective date, the second 200,000 shares were issued 135 days subsequent to the effective date and the final 200,000 shares are to be issued 270 days subsequent to the effective date. The final 200,000 shares were issued in June 2001. The transaction was accounted for using the purchase method of accounting. Goodwill is normally recorded when the purchase price exceeds the fair value of the net assets and liabilities acquired. Management reviewed the prospects of recovery of goodwill that was recorded on the date of purchase and determined that the goodwill was 100% impaired based on the Letter of Intent to sell Moye & Associates (see below). The excess of the fair value of the liabilities assumed over the fair value of the assets acquired (negative book value) was not recorded as negative Goodwill.

As part of an Employment Agreement also dated July 28, 2000, between Moye and Tully Moye, former stockholder of the Company, Moye will employ Mr. Moye for three years beginning July 28, 2000 at an annual base salary of $50,000 in year one, $60,000 in year two and $70,000 in year three. This will occur only if the financial state of the Company is such that it can meet this increase based on revenue generated by the Company; and the Company will not be forced to go to sources outside the Company to meet the increase. Should that not be the case employee's annual base salary will remain at $50,000 until the above condition can be met, at which time the increase will go into effect.

If, one year from the anniversary date of this agreement, the closing bid price of Phoenix International Stock is less than one dollar ($1.00) per share, making the value of 600,000 shares less than $600,000 dollars, employee will receive the difference between $600,000 and the actual value in additional stock of Phoenix International Industries, Inc.

Another provision of the Employment Agreement, Moye will reimburse Tully Moye $100,000 for interest free loans Mr. Moye made to Moye. The loan will be paid as follows: $25,000 at the closing of the Share Exchange Agreement, $50,000 on September 1, 2000, and $25,000 180 days from the execution of the Share Exchange Agreement. The second two payments have not been made but the payable has been reduced by the amount of personal expense paid by the Company on behalf of Mr. Moye.

On July 19, 2001, the Company signed a Letter of Intent to sell the active clients of Moye. The buyer will pay $133.33 for each existing"dial-up" and "domain hosting client". It was estimated that there were between approximately 1,500 and 2,700 active fee-for-service clients on the date of signing the Letter of Intent. The buyer deposited a down payment of $150,000 with the Company and an additional $50,000
into an interest bearing account at the date of signing.   As of May 31,
2002, all amounts due under this sale of assets contract have been satisfied.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE H - RESTRICTED CASH

As collateral for a stand-by letter of credit securing telephone service provided by BellSouth, the Company has placed on deposit approximately $204,000 in an interest bearing certificate of deposit.


NOTE I - ADVANCES DUE FROM OFFICER

The Company has advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officer's discretion, be used to offset accrued, but unpaid, compensation.


NOTE J - PROPERTY AND EQUIPMENT

                                       May 31, 2002     May 31, 2001    Estimated life
                                       ------------     ------------    --------------
     Computer equipment                $    349,980     $    251,671            5 years
     Office furniture and fixtures           67,336          390,722            7-10 years
     Software and system programming        145,039          443,400            5 years
                                            562,355        1,085,793
     Less accumulated depreciation         (228,659)        (329,901)
                                       ------------     ------------
     Net property and equipment        $    333,696     $    755,892
                                       ============     ============



Depreciation expense for the years ended May 31, 2002 and 2001, was $102,951 and $61,746, respectively.

During the fourth quarter, management performed a complete physical inventory of all property and equipment, reevaluated the estimated useful lives of all property and equipment remaining in service at May 31, 2002, and evaluated the potential recoverability of all property and equipment pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". On May 31, 2002, the Company recognized an abandonment of certain previously capitalized property and equipment resulting in a charge to operations of approximately $305,656. Additionally, management established new estimated useful lives of property and equipment as follows:

                                       May 31, 2002        May 31, 2001
                                       ------------        ------------
     Computer equipment                   5 years            12 years
     Office furniture and fixtures      7-10 years           12 years
     Software development                 5 years            12 years

The effect of this change in estimate was recognized in the fourth quarter for Fiscal 2002 and prospectively for all remaining balances to be depreciated.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE K - ACCRUED OFFICER COMPENSATION

As of May 31, 2002, the Company has accrued approximately $2,119,176 for earned, but unpaid, compensation to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

In February and July 2001, the Company's Board of Directors approved the issuance of a bonus to the Company's Chief Executive Officer and Chief Operating Officer, to be paid in the form of common stock registered pursuant to a Registration Statement on Form S-8, as additional compensation for the Company's inability to provide consistent cash compensation to these officers. In February 2001, the Company issued 2,500,000 shares of common stock in a transaction valued at approximately $650,000, which equaled the closing quoted price of the Company's equivalent securities on the date of the transaction. In July 2001, the Company issued 600,000 shares of common stock in a transaction valued at approximately $36,000, which equaled the closing quoted price of the Company's equivalent securities on the date of the transaction.


NOTE L - NOTES PAYABLE TO BANKS AND OTHERS

Notes payable to banks and others at May 31, 2002 are as follows:

                                                              May 31, 2002
                                                              ------------

$750,000 note payable to a foreign corporation.
  Interest at 13.0% Accrued interest payable quarterly.
  Final maturity due in June 2003 and automatically
  renewable for one-year periods upon written notice by
  the Company prior to the maturity date.  Collateralized
  by 3,000,000 shares of restricted, unregistered common
  stock of the Company.                                       $    750,000

$400,000 note payable to creditor trust fund.  Interest
  at 8.0%. Payable in quarterly installments of $25,000
  plus accrued interest.  Final maturity in April 2004.
  In the event the Company fails to make any scheduled
  quarterly payment, the Creditors' Trust is entitled to
  an immediate entry of judgment for any remaining amounts
  due upon the filing of an Affidavit of Non-Payment by
  the Creditors' Trust.                                            350,000

$150,000 note payable to an individual.  Interest at ____%.
  Principal and unpaid interest due upon demand.
  Unsecured                                                        111,000

$97,878 note payable to an unrelated entity.  Non-interest
  bearing.  Unsecured.  Due upon demand                             97,878

$100,000 note payable to former employee pursuant to an
  employment agreement for advances made by former
  owner of an acquired subsidiary.  Non-interest bearing.
  Due in full during Fiscal 2001.                                   54,215
                                                              ------------
 Total notes payable to banks and others                      $  1,363,093
                                                              ============

      PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE M - LONG-TERM DEBT

Long-term debt consists of the following at May 31, 2002:

                                                              May 31, 2002
                                                              ------------

Unsecured advances made by the Company's Chief Executive
  Officer and/or entities controlled by either Company
  officers and/or individuals related to the Company's
  Chief Executive Officer.  Interest at 6.25%.  Due upon
  demand.  Unsecured                                          $  1,373,323
                                                              ============

NOTE N - CONVERTIBLE DEBENTURES

As of May 31, 2002, the Company has issued and outstanding approximately $1,429,6977 in 12.0% convertible debentures that mature in January 2003. The proceeds were used to retire previously issued debt of similar nature. Interest is payable quarterly, in either cash or restricted, unregistered common stock, commencing on December 31, 2001. All interest payments which are not timely made incur a penalty and late fee of 15.0% per annum.

On September 28, 2001 AJW Partners, LLC and New Millennium Capital Partners II, LLC purchased an aggregate of $700,000 of 12% convertible debentures and warrants to purchase, respectively, a total of 1,225,000 and 2,275,000 shares of common stock from us in a private placement transaction. We have received $550,000 of the $700,000 invested and will receive the remaining $150,000 upon effectiveness of this registration statement and satisfaction of the conditions listed in Section 1.1(b) of the purchase agreement that are outside of the investors' control. AJW Partners, LLC purchased a total of $245,000 of the debentures and New Millennium Capital Partners II, LLC purchased the remaining $455,000. Simultaneous with entering this transaction, AJW Partners, LLC and New Millennium Capital Partners II, LLC agreed to the extension of approximately $1,463,000 worth of debt we owed to them by accepting additional debentures for this amount on identical terms to the new investment.

The debentures are convertible into shares of our common stock, at the option of the holder at any time and from time to time after the date when the debentures where issued, at a conversion price equal to the lower of (i) $0.08 per share and (ii) 50% of the average of the lowest three inter-day trading prices of our common stock during the twenty trading days immediately preceding the date of conversion. The warrants issued to AJW Partners and New Millennium Capital Partners are each exercisable at an exercise price per share equal to 50% of the average of the lowest three inter-day trading prices of our common stock during the twenty trading days immediately preceding the date of exercise and expire on April 14, 2003. Interest on the debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Company's option, in either cash or restricted, unregistered common stock. The debentures must be prepaid if an event of default occurs under the debentures and at the Company's option may be prepaid within thirty days of the original issue date of the debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the convertible debenture documents and could result in the acceleration of all amounts due under the convertible debentures.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE N - CONVERTIBLE DEBENTURES

Each holder of the debenture may not convert its securities into shares of our common stock if after the conversion, such holders, together with any of its affiliates, would beneficially own over 4.999% and 9.999% of the outstanding shares of our common stock. This restriction may be waived by each holder on not less than 61 days' notice to us. Since the number of shares of our common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of our common stock prior to a conversion, the actual number of shares of our common stock that will be issued under the debentures, and consequently the number of shares of our common stock that will be beneficially owned by AJW Partners and New Millennium Capital Partners cannot be determined at this time. Because of this fluctuating characteristic, the Company has agreed to file a Registration Statement on Form SB-2 to register a number of shares of our common stock that exceeds the number of our shares of common stock currently beneficially owned by AJW Partners and New Millennium Capital Partners.

In conjunction with the issuance of the convertible debentures, the debentures were issued with an equivalent per share value of common stock below the ending quoted market price of the Company's common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $300,000. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the maturity date of the underlying debentures. Approximately $158,823 has been amortized to operations during the year ended May 31,
2002.   Upon conversion of any debentures, the related unamortized balance was reclassified to additional paid-in capital.


NOTE O - INCOME TAXES

The components of income tax (benefit) expense for the years ended May 31, 2002 and 2001, respectively, are as follows:

                               May 31, 2002      May 31, 2001
                               ------------      ------------
   Federal:
     Current                   $     -           $     -
     Deferred                        -                 -
                               ------------      ------------
                                     -                 -
                               ------------      ------------
   State:
     Current                         -                 -
     Deferred                        -                 -
                               ------------      ------------
                                     -                 -
                               ------------      ------------

     Total                     $     -           $     -
                               ============      ============


The Company has a net operating loss carryforward of approximately $10,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2006. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE O - INCOME TAXES - Continued

The Company's income tax expense for the years ended May 31, 2002 and 2001, respectively, are as follows:

                                                           May 31, 2002        May 31, 2001
                                                           ------------        ------------
Statutory rate applied to loss before income taxes         $ (1,784,000)       $ (1,872,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                              -                   -
  Other, including reserve for deferred tax asset             1,784,000           1,872,000
                                                           ------------        ------------
     Income tax expense                                    $      -            $      -
                                                           ============        ============


Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2002 and 2001, respectively:

                                                           May 31, 2002        May 31, 2001
                                                           ------------        ------------
   Deferred tax assets
     Net operating loss carryforwards                      $  5,195,000        $  3,713,000
     Less valuation allowance                                (5,195,000)         (3,713,000)
                                                           ------------        ------------
   Net Deferred Tax Asset                                  $          -        $          -
                                                           ============        ============


During the year ended May 31, 2002, the valuation allowance increased by approximately $1,482,000.


NOTE P - PREFERRED STOCK

Our Articles of Incorporation authorize the issuance of 20,000,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at May 31, 2002.

Our Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued Preferred Stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. We consider it desirable to have Preferred Stock available to provide increased flexibility in structuring possible future acquisitions and financings and in meeting corporate needs which may arise. If opportunities arise that would make desirable the issuance of Preferred Stock through either public offering or private placements, the provisions for Preferred Stock in our Articles of Incorporation would avoid the possible delay and expense of a shareholder's meeting, except as may be required by law or regulatory authorities. Issuance of the Preferred Stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the common stock that would result in dilution of the income per share and net book value of the common stock. Issuance of additional common stock pursuant to any conversion right that may be attached to the terms of any series of Preferred Stock may also result in dilution of the net income per share and the net book value of the common stock. The specific terms of any series of Preferred Stock will depend primarily on market conditions, terms of a proposed acquisition or financing, and other factors existing at the time of issuance. Therefore, it is not possible at this time to determine in what respect a particular series of Preferred Stock will be superior to our common stock or any other series of Preferred Stock which we may issue. Our Board of Directors may issue additional Preferred Stock in future financings, but has no current plans to do so at this time.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE Q - COMMON STOCK TRANSACTIONS

On February 1, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 5,000,000 shares of common stock. During Fiscal 2002, the Company issued 1,080,000 shares to individuals providing various consulting and financial services to the Company. These transactions were valued at the closing quoted price of the Company's common stock at the transaction date. An aggregate $71,000 was charged to operations as a result of these transactions.

On April 24, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 5,000,000 shares of common stock to support the Company's 2001 Stock Option Plan. During Fiscal 2002, the Company issued 4,280,000 shares to various employees as compensation. Each respective transaction was valued at the closing quoted price of the Company's common stock at the transaction date. Cash proceeds of approximately $228,900 was received on the concurrent exercise of these options and an additional $72,200 was charged to operations as a result of the exercise price being below the closing quoted price at the time of exercise.

On September 28, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 5,000,000 shares of common stock. During Fiscal 2002, the Company issued an aggregate 4,500,000 shares to individuals providing consulting , legal and financial services to the Company. These transactions were valued at the closing quoted price of the Company's common stock at the transaction date. An aggregate $270,000 was charged to operations as a result of these transactions.

On May 6, 2002, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 5,000,000 shares of common stock. During Fiscal 2002, the Company issued an aggregate 3,325,000 shares to individuals providing various consulting, legal and financial services to the Company. These transactions were valued at the closing quoted price of the Company's common stock at the transaction date. An aggregate $133,000 was charged to operations as a result of these transactions.

During Fiscal 2002, the Company issued an aggregate 4,998,013 shares of common stock as a result of the exercise of the conversion of outstanding 12% debentures. Additionally, the Company issued 1,347,465 shares in payment of accrued interest on these debentures. These transactions were valued pursuant to the debenture terms.

In February 2002, the Company sold an aggregate 2,000,000 shares of common stock to foreign investors, pursuant to Regulation S, for gross proceeds of $100,000. The Company also incurred fees for capital placement services of approximately $31,000.

In June 2001 and October 2001, the Company issued an aggregate 2,200,000 shares of common stock to former shareholders of Moye & Associates, Inc. in final settlement of all outstanding issues, payments and compensation related to this acquisition in a prior period. Approximately $22,000 was charged to operations on this transaction.

During Fiscal 2002, the Company issued an aggregate 1,700,000 shares of restricted, unregistered common stock as payment for various business and financial consulting services. These transactions were valued on the respective transaction date at the discounted closing quoted market price of the Company's common stock. As a result of these transactions, approximately $54,000 was charged to operations.


NOTE R - STOCK WARRANTS

On September 28, 2001, in conjunction with the sale of an aggregate of $700,000 of 12% convertible debentures, the Company issued warrants to purchase an aggregate 3,500,000 shares of common stock.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE S - STOCK OPTIONS

On May 31, 1998, the Company's Board of Directors adopted a Stock Option Plan far its employees, directors and consultants. On April 24, 2001, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-8 to register 5,000,000 underlying shares of the stock option plan.

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

Employees of the Company who have been granted options are authorized by the Committee to purchase the shares at a price equal to 55% of the three day average closing bid price prior to the date of written election to exercise. At May 31, 2001, 1,464,869 options have been exercised totaling $102,210. All options granted at May 31, 2001 have been exercised.


NOTE T - COMMITMENTS AND CONTINGENCIES

Leased facilities
-----------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expires in September 2001. Rent expense for the years ended May 31, 2001 and 2000 was $42,400 and $40,000 respectively, of which $48,060 was accrued for the year ended May 31, 2001.

The Company was obligated for the long-term lease of an automobile with monthly payments of approximately $508. The lease expired in December 2001.

Litigation
----------

In accordance with a Judgment Payment Agreement dated February 15, 2001 between Epicus, Inc. and Sprint - Florida, Inc. (Sprint), Epicus agreed to pay Sprint $332,000 together with interest at a rate provided by law. Monthly principal payments of $10,000, commencing March 15, 2001, through September 15, 2002 are required with a final balloon payment of $142,000 due on October 15, 2002. The $332,000 represents pre-petition and post petition costs to Epicus as a reseller of local telecommunication services that were provided by Sprint through a Master Resale Agreement.

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE T - COMMITMENTS AND CONTINGENCIES - Continued

Litigation - continued
----------

The Company is subject to a default judgment related to litigation filed against the Company for nonpayment of rents subsequent to vacating office space occupied by the Company until approximately November 1995. To date, no collection action has been taken on the judgment by the holder and, accordingly, the ultimate potential cost to the Company, if any, is not determinable at this time.

On June 22, 2000, EXL Information of Vancouver, BC, Canada (EXL) filed suit in the Supreme Court of British Columbia, Canada, for payment of "royalty fees" it claims were owed by Epicus for the use of their billing program. Epicus denies owing EXL any money maintaining that the program was supposed to be adapted by EXL to meet Epicus's needs, which they never did, thereby nullifying the agreement. EXL is seeking relief in the amount of $184,761 US$. The matter is still being litigated. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion.

The Company signed a Consulting Agreement with an individual in Rio de Janeiro, Brazil on April 1, 2001 for a period of one hundred eighty (180) days. The consultant provided consulting services solely in connection with the Company's "marketability, image and information distribution" regarding its interest in expanding its market into Brazil. In consideration for the services provided by Consultant to the Company, the Company issued, pursuant to the Company's Employee Stock Option Plan, 200,000 shares of the Company's registered common stock. The Consultant was fully vested in the allocated shares on the30th day after the effective date of the Agreement.

The Company signed a Consulting Agreement with Gerald R. Shugard (GRS) of West Palm Beach, Florida on May 24, 2000 for a term of one year. GRS will serve as a General Management Consultant to advise the Company as to its performance associated with the growth and development of the Company. Compensation may be in the form of cash payments, common stock, stock options or a mutually agreeable combination of cash and common stock and/or stock options. Any other means of compensation must be mutually agreed upon, memorialized and signed by both parties.

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



        (Remainder of this page left blank intentionally)

      PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE U - BUSINESS SEGMENTS

The Company conducted business activities in only one distinct business segment during Fiscal 2002. During Fiscal 2001, the Company's three reportable segments consisted of 1)computer consulting; 2) telecommunication services and 3) acquisition services. Intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, or transfers and there have been no allocation of expenses between segments for the years ending May 31, 2001 and 2000.
The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

The following is a summary of segment activity for the year ended May 31, 2001:


                                   Computer           Telephone     Acquisition
                                   Consulting         Services       Services        Totals
                                   ------------       ----------    -----------    -----------
May 31, 2001
------------
Revenues                           $    425,729       $3,244,648    $       638    $ 3,671,015
Interest income                               -           46,933          9,636         56,569
Interest expense                              -           47,515        314,754        362,269
Depreciation and amortization             6,637          137,052        134,817        278,506
Segment profit (loss)                     7,849       (1,772,879)    (2,288,423)    (4,053,453)
Segment assets                          130,659        2,689,127        339,122      1,358,908
