Form 10KSB/A
period 2002-05-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2002-10-16
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB/A

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

                        Yes [ ]                 No [X]

                        Common Stock, $.001 par value

                          EXPLANATORY NOTE

   The original Annual Report on Form 10-K filed on October 11, 2001 incorrectly reported that the results of the financial statement for the year ended May 31, 2001, had been audited and that the auditor's opinion letter for that year was included. That has been corrected in this filing and an explanation has been included in the new Item 8 of Form 10KSB-A.




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


ITEM 8 CHANGES IN, AND DISAGREEMENT WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's financial statements for the fiscal years ended May 31, 1999, 2000 and 2001 were audited by the firm of Wieseneck, Andres and Company, P.A. of North Palm Beach, Florida.

On July 15, 2002, the Company?s Board of Directors made a decision to terminate the services of Wieseneck, Andres & Associates, P. A.
(Wieseneck) as the Company?s independent auditors. The termination of Wieseneck resulted from a business decision made by the Board of Directors.

The Company informally notified Wieseneck of the Board's decision, concurrent with the Board action. The Company confirmed the dismissal of Wieseneck in writing on August 7, 2002. The Company has furnished Wieseneck with a copies of the Form 8-K and Form 8-K/A, as filed by the Company and requested Wieseneck to provide a letter addressed to the SEC stating that it agrees with the statements in the immediately preceding paragraph.

Wieseneck's audit opinion on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended May 31, 2001 and 2000) and from May 31, 2001 to the date of the filing of the respective Form 8-K or Form 8-K/A, there were no disagreements with Wieseneck on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's two most recent fiscal years (ended May 31, 2001 and 2000) and from May 31, 2001 to the date of the filing of the respective Form 8-K or Form 8-K/A.

On July 16, 2002, the Company's Board of Directors approved the retention of the accounting firm of S. W. Hatfield, CPA of Dallas, Texas as its independent auditors for the fiscal year ending May 31,2002. During the Company's two most recent fiscal years ended May 31, 2002, and the subsequent interim periods through the date of the filing of the respective Form 8-K or Form 8-K/A, the Company did not consult with S.
W. Hatfield, CPA regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.

As a result of the change in independent accountants, the Company found it necessary to file a Form 12b-25, Notice of Late Filing, dated August 28, 2002. At that time the Company believed its form 10-KSB would have been successfully completed and filed within the 15 day extension period as required. However, Wieseneck did not respond to our successor auditor's inquiries, made in accordance with Statement of Auditing Standards No. 84 nor did they fully cooperate with the Company in transmitting copies of all requested workpapers and schedules prepared by them that could be construed as Company records necessary for S. W. Hatfield, CPA to complete the 2002 audit, resulting in the Company not being able to file its 10-KSB within the additional allocated time period. This change in the Company's independent auditors, and the lack of cooperation caused delay in the filing of its 2002 Annual Report.

Additionally, as of this date, Wieseneck has not yet provided a letter, as is required, to be included as an exhibit on our Form 8-K/A dated August 7, 2002, stating that they agree or disagree with the Company's statement that of during the period Wieseneck, Andres & Company, P.A., were acting as our independent accountants, there were no disagreement(s) with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company will file a further amendment to that Form 8-K/A upon receipt of that letter.

As a result of the change in independent auditors and the lack of cooperation from the predecessor auditor, the Company has been unable to receive permission from Wieseneck to reproduce their audit opinion on the accompanying financial statements for the year ended May 31, 2001. Accordingly, the financial statements for the year ended May 31, 2001 are marked "unaudited" in this Annual Report on Form 10-KSB.



                            SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

               PHOENIX INTERNATIONAL INDUSTRIES, INC.

                        September 12, 2002
    (See SEC Forms 8-K-A filed on September 3, 2002 and 8-K filed on
       September 13, 2002 and incorporated herein by reference).


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


                                             Summary Compensation Table
                                             --------------------------

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


Directors
---------
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

SIGNATURE                           TITLE                      DATE


/s/ GERARD HARYMAN
----------------------------
Gerard Haryman                President, CEO, acting CFO
                              and Chairman of the Board     October 16, 2002

/s/ THOMAS DONALDSON
----------------------------
Thomas Donaldson              Vice President, Secretary     October 16, 2002
                              and Director

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

        PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountants
  S. W. Hatfield, CPA                                               F-3

Consolidated Financial Statements

  Consolidated Balance Sheets
   as of May 31, 2002 and 2001                                      F-4

  Consolidated Statements of Operations and Comprehensive Loss
   for the years ended May 31, 2002 and 2001                        F-5

  Consolidated Statement of Changes in Stockholders' Equity
   for the years ended May 31, 2002 and 2001                        F-6

  Consolidated Statements of Cash Flows
   for the years ended May 31, 2002 and 2001                        F-7

  Notes to Consolidated Financial Statements                        F-8

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
                                                            ============



                          - Continued -




The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-4

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
                                                            ============


The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-5

       PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE LOSS
                Years ended May 31, 2002 and 2001


                                                    Year ended       Year ended
                                                   May 31, 2002     May 31, 2001
                                                   ------------     ------------
                                                                    (Unaudited)
Revenues - net                                     $  6,029,792     $  3,671,015
Cost of Sales                                        (3,180,459)      (2,661,409)
                                                   ------------     ------------
Gross Profit                                          2,849,333        1,009,606
                                                   ------------     ------------
Operating Expenses
 Selling expenses                                       780,645          543,667
 General and administrative expenses                  3,483,632        4,530,678
 Bad debt expense                                     1,969,657          160,000
 Depreciation and amortization                          197,620          278,506
 Compensation expense related to common
   stock issuances at less than "fair value"              84,563               -
                                                   ------------     ------------
  Total operating expenses                            6,516,117        5,512,851
                                                   ------------     ------------

Loss from operations                                 (3,666,784)      (4,503,245)
Other income
 Interest and other income (expense) - net              (78,267)          56,529
 Interest expense                                      (414,807)      (1,439,191)
 Accretion of Beneficial Conversion
  Feature Discount on Convertible Debentures           (158,823)               -
 Impairment adjustment of reorganization value
  in excess of amounts allocated to
  identifiable assets                                  (643,020)               -
 Abandonment and impairment of property and
   equipment                                           (305,656)               -
                                                   ------------     ------------
Loss before provision for income taxes,
  discontinued operations and extraordinary item     (5,267,357)      (5,885,867)
Provision for income taxes                                    -                -
                                                   ------------     ------------

Loss before discontinued operations and
  extraordinary item                                 (5,267,357)      (5,885,867)
Discontinued operations
  Loss on final settlement and disposition of
    assets and operations in closed subsidiaries,
    net of income taxes                                  20,913                -
 Income from operations of discontinued
   subsidiary, net of income taxes                            -            7,849
                                                   ------------     ------------

Loss before extraordinary item                       (5,246,444)      (5,878,018)
Extraordinary item
 Forgiveness and extinguishment of accounts
 payable                                                      -          370,820
                                                   ------------     ------------

Net Loss                                             (5,246,444)      (5,507,198)
Other comprehensive income                                    -                -
                                                   ------------     ------------
Comprehensive Loss                                 $ (5,246,444)    $ (5,507,198)
                                                   ============     ============


                          - Continued -




The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-6

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
               AND COMPREHENSIVE LOSS - CONTINUED -
                Years ended May 31, 2002 and 2001

                                                    Year ended       Year ended
                                                   May 31, 2002     May 31, 2001
                                                   ------------     ------------
                                                                     (Unaudited)
Loss before provision for income taxes,
 discontinued operations and extraordinary item    $ (5,267,357)    $ (5,885,867)

Provision for income taxes                                    -                -
                                                   ------------     ------------
Loss before discontinued operations
 and extraordinary item                              (5,267,357)      (5,885,867)

Discontinued operations                                  20,913            7,849

Loss before extraordinary item                       (5,246,444)      (5,878,018)

Extraordinary item                                            -          370,820

Net Loss                                             (5,246,444)      (5,507,198)

Other comprehensive income                                    -                -

Comprehensive Loss                                 $ (5,246,444)    $ (5,507,198)

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted
  From continuing operations                       $      (0.08)    $      (0.17)
  Discontinued operations                                                      -
  Extraordinary item                                       0.00             0.01
                                                   ------------     ------------
                                                   $      (0.08)    $       0.16
                                                   ============     ============
Weighted-average number of shares
 of common stock outstanding                         64,444,538       34,902,572
                                                   ============     ============



The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-7

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Years ended May 31, 2002 and 2001

                                                            Additional
                                      Common Stock            paid-in        Accumulated
                                   Shares       Amount        capital         Deficit           Total
                                 ----------    --------     -----------    --------------    -------------

Balances at June 1, 2000         19,353,847    $ 19,354     $ 7,543,466    $ (10,746,722)    $ (3,183,902)

Issuance of common stock
 For cash                        16,400,000      16,400       1,758,531                -        1,774,931
 For services rendered,
  interest and debt conversion    8,782,841       8,784       1,277,000                -        1,285,784
 For acquisition of Moye
  & Associates, Inc.                400,000         400          91,000                -           91,400
 For compensation to
  employees                       1,464,869       1,464         184,372                -          185,836
 For compensation to
  officers                        2,500,000       2,500         670,000                -          672,500

Net loss for the year                     -           -               -       (5,507,198)      (5,507,198)
                                 ----------    --------     -----------    -------------     ------------
Balances at May 31, 2001
  (Unaudited)                    48,901,557      48,902      11,524,369      (16,253,920)      (4,680,649)

Issuance of common stock
 For cash pursuant to a private
  placement in accordance
  with Regulation S               2,000,000       2,000          98,000                -          100,000
 For cash pursuant to options
  granted and exercised by
  non-officer employees           3,067,777       3,068         298,088                -          301,156
 For services rendered, interest
  and debt conversion            16,950,493      16,950       1,121,082                -        1,138,032
 For compensation to
  officers                        1,212,500       1,212          83,663                -           84,875
 For final settlement on
  disposition of Moye &
  Associates, Inc.                2,200,000       2,200          19,800                -           22,000

Net loss for the year                     -           -               -       (5,246,444)      (5,246,444)
                                 ----------    --------     -----------    -------------     ------------
Balances at May 31, 2002         74,332,327    $ 74,332     $13,145,002    $ (21,500,364)    $ (8,281,030)
                                 ==========    ========     ===========    =============     ============




The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-8

     PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended June 30, 2002 and 2001

                                                    Year ended       Year ended
                                                   May 31, 2002     May 31, 2001
                                                   ------------     ------------
                                                                     (Unaudited)
Cash Flows from Operating Activities
 Net loss for the year                             $ (5,246,444)    $ (5,507,198)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                         102,951          130,344
   Amortization                                          94,669          148,162
   Bad debt expense                                   1,969,657          160,000
   Expenses paid with common stock                      664,197        3,415,135
   Gain from extinguishment of debt                           -         (370,870)
   Impairment and abandonment charges to
     operations                                         948,676                -
   Compensation expense related to common stock
     issuances at less than "fair value"                 84,563                -
   Accretion of Beneficial Conversion Feature
     Discount on Convertible Debentures                 158,823                -
  (Increase) Decrease in
     Accounts receivable                             (2,248,490)        (948,174)
     Prepaid expenses                                     2,875           (2,667)
     Deposits, intangible and other assets              294,516         (552,049)
 Increase (Decrease) in
     Accounts payable                                   764,860          908,775
     Accrued liabilities                                675,816          170,124
     Accrued interest payable                           277,010          153,327
     Accrued officer compensation                       353,196          353,196
                                                   ------------     ------------
Net cash used in operating activities                (1,103,125)      (1,941,895)
                                                   ------------     ------------

Cash Flows from Investing Activities
 Increase in restricted cash                               (433)        (200,000)
 Purchase of property and equipment                     (50,255)        (176,477)
 Cash paid for intangible assets                              -          (23,524)
 Cash paid for refundable deposits                            -         (132,998)
                                                   ------------     ------------
Net cash used in investing activities                   (50,688)        (532,999)
                                                   ------------     ------------

Cash Flows from Financing Activities
 Increase in cash overdraft                              70,290                -
 Proceeds from sale of common stock                     328,905          800,218
 Cash paid to raise capital                             (30,727)               -
 Proceeds from convertible debentures                   155,000        1,792,500
 Payments on note payable to bankruptcy trustee               -          (50,000)
 Cash advanced from affiliated entities                 469,758                -
 Repayments of advances from stockholder                      -          (69,659)
 Proceeds from notes payable                            150,000          674,182
 Cash to repay notes payable                            (47,128)        (660,687)
                                                   ------------     ------------
Net cash used in financing activities                 1,096,098        2,486,554
                                                   ------------     ------------
Increase (Decrease) in Cash                             (57,715)          11,660
Cash at beginning of period                              58,568           46,905
                                                   ------------     ------------
Cash at end of period                              $        850     $     58,565
                                                   ============     ============



The accompaning notes are an integral part of these consolidated financial statements.
                                                                        F-9

      PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                Years ended June 30, 2002 and 2001


                                                   Year ended       Year ended
                                                   May 31, 2002     May 31, 2001
                                                   ------------     ------------
                                                                     (Unaudited)
Supplemental Disclosure of
 Interest and Income Taxes Paid
    Interest paid for the period                   $          -     $          -
                                                   ============     ============
    Income taxes paid for the period               $          -     $          -
                                                   ============     ============

Supplemental Disclosure of Non-cash
 investing and financing activities
  Common stock issued for retirement of debt       $    440,303     $    284,500
                                                   ============     ============
  Common stock issued in payment of accrued
    interest                                       $    137,797     $     88,672
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


NOTE J - PROPERTY AND EQUIPMENT

                                       May 31, 2002     May 31, 2001    Estimated life
                                       ------------     ------------    --------------
                                                        (Unaudited)
     Computer equipment                $    349,980     $    251,671            5 years
     Office furniture and fixtures           67,336          390,722            7-10 years
     Software and system programming        145,039          443,400            5 years
                                            562,355        1,085,793
     Less accumulated depreciation         (228,659)        (329,901)
                                       ------------     ------------
     Net property and equipment        $    333,696     $    755,892
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

                                       May 31, 2002        May 31, 2001
                                       ------------        ------------
                                                           (Unaudited)
     Computer equipment                   5 years            12 years
     Office furniture and fixtures      7-10 years           12 years
     Software development                 5 years            12 years

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
                                                              ============

      PHOENIX INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE M - LONG-TERM DEBT

Long-term debt consists of the following at May 31, 2002:

                                                              May 31, 2002
                                                              ------------
Unsecured advances made by the Company's Chief Executive
  Officer and/or entities controlled by either Company
  officers and/or individuals related to the Company's
  Chief Executive Officer.  Interest at 6.25%.  Due upon      ------------
  demand.  Unsecured                                          $  1,373,323
                                                              ============

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


NOTE O - INCOME TAXES

The components of income tax (benefit) expense for the years ended May 31, 2002 and 2001, respectively, are as follows:

                               May 31, 2002      May 31, 2001
                               ------------      ------------
                                                 (Unaudited)
   Federal:
     Current                   $     -           $     -
     Deferred                        -                 -
                               ------------      ------------
                                     -                 -
                               ------------      ------------
   State:
     Current                         -                 -
     Deferred                        -                 -
                               ------------      ------------
                                     -                 -
                               ------------      ------------
     Total                     $     -           $     -
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

                                                           May 31, 2002        May 31, 2001
                                                           ------------        ------------
                                                                                (Unaudited)
   Deferred tax assets
     Net operating loss carryforwards                      $  5,195,000        $  3,713,000
     Less valuation allowance                                (5,195,000)         (3,713,000)
                                                           ------------        ------------
   Net Deferred Tax Asset                                  $          -        $          -
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

The following is a summary of segment activity for the year ended May 31, 2001:


                                   Computer           Telephone     Acquisition
                                   Consulting         Services       Services        Totals
                                   ------------       ----------    -----------    -----------
May 31, 2001
(Unaudited)
------------
Revenues                           $    425,729       $3,244,648    $       638    $ 3,671,015
Interest income                               -           46,933          9,636         56,569
Interest expense                              -           47,515        314,754        362,269
Depreciation and amortization             6,637          137,052        134,817        278,506
Segment profit (loss)                     7,849       (1,772,879)    (2,288,423)    (4,053,453)
Segment assets                          130,659        2,689,127        339,122      1,358,908
