Form 10QSB
period 2002-08-31
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2002-10-21
CIK 800401

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 Form 10-QSB

----------------------------------------------------------------------------

(Mark one)
   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended August 31, 2002
                                         ---------------

   [ ]    Transition Report Under Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the transition period from ______________ to _____________

----------------------------------------------------------------------------

                     Commission File Number: 000-17058

                   Phoenix International Industries, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Florida                                      59-2564162
  ------------------------                        ------------------------
  (State of incorporation)                        (IRS Employer ID Number)

                  1750 Osceola Drive, West Palm Beach, FL 33409
                  ---------------------------------------------
                     (Address of principal executive offices)

                                 (561) 688-0440
                           ---------------------------
                           (Issuer's telephone number)


----------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES  [X]    NO   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
October 21, 2002:   76,848,327
------------------------------

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                 Phoenix International Industries, Inc.

           Form 10-QSB for the Quarter ended August 31, 2002

                            Table of Contents


                                                                  Page
                                                                  ----
Part I - Financial Information

 Item 1   Financial Statements                                      3

 Item 2   Management's Discussion and Analysis or
          Plan of Operation                                         21


Part II - Other Information

 Item 1   Legal Proceedings                                         23

 Item 2   Changes in Securities                                     24

 Item 3   Defaults Upon Senior Securities                           24

 Item 4   Submission of Matters to a Vote of Security Holders       24

 Item 5   Other Information                                         24

 Item 6   Exhibits and Reports on Form 8-K                          24


Signatures                                                          24

Item 1 - Part 1 - Financial Statements

           Phoenix International Industries, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                               August 31, 2002

                                (Unaudited)


                                                             August 31, 2002
                                                             ---------------
                              ASSETS
                              ------
Current Assets
 Cash on hand and in bank                                    $            58
 Accounts receivable - Trade, net of allowance
  for doubtful accounts of approximately $185,000                  2,037,593
 Advances due from officer                                            15,000
                                                             ---------------
  Total current assets                                             2,052,651
                                                             ---------------


Property and equipment - at cost                                     562,355
 Less Accumulated depreciation                                      (263,322)
                                                             ---------------
  Net property and equipment                                         299,033
                                                             ---------------

Other Assets
 Deposits                                                            207,898
 Restricted cash                                                     203,798
 Trademark and corporate name development costs                       23,524
                                                             ---------------
   Total other assets                                                435,220
                                                             ---------------
TOTAL ASSETS                                                 $     2,786,904
                                                             ===============


                          - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

       Phoenix International Industries, Inc. and Subsidiaries
                Consolidated Balance Sheet - Continued
                           August 31, 2002

                             (Unaudited)

                                                             August 31, 2002
                                                             ---------------


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
 Bank overdraft                                              $        16,109
 Notes payable to banks and other                                  1,513,093
 Accounts payable - trade                                          2,650,909
 Accrued sales and service taxes payable                             746,394
 Accrued payroll and payroll taxes payable                           373,133
 Accrued rent payable to affiliate                                   100,868
 Accrued interest payable                                            628,748
 Accrued officer compensation                                      2,207,475
                                                             ---------------
  Total current liabilities                                        8,236,729
                                                             ---------------

Long-term debt
 Advances from controlling shareholder/officer                     1,365,764
                                                             ---------------
  Total liabilities                                                9,602,493
                                                             ---------------

Commitments and contingencies

Convertible debentures                                             1,429,697
                                                             ---------------


Stockholders' Equity (Deficit)
 Preferred stock - $0.001 par value
  5,000 shares authorized
  None issued and outstanding                                              -
 Common stock - $0.001 par value.
  200,000,000 shares authorized.
  74,582,327 shares issued and outstanding                            74,582
 Additional paid-in capital                                       13,202,693
 Accumulated deficit                                             (21,522,561)
                                                             ---------------
  Total stockholders' equity                                      (8,245,286)
                                                             ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     2,786,904
                                                             ===============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

         Phoenix International Industries, Inc. and Subsidiaries
       Consolidated Statements of Operations and Comprehensive Loss
                 Three months ended August 31, 2002 and 2001

                                  (Unaudited)


                                                Three months        Three months
                                                   ended               ended
                                                 August 31,          August 31,
                                                   2002                 2001
                                                ------------        ------------

Revenues - net                                  $  1,700,256        $  1,486,709
Cost of Sales                                       (724,601)           (842,868)
                                                ------------        ------------
Gross Profit                                         975,655             643,841
                                                ------------        ------------

Operating Expenses
 Selling, general and administrative expenses        808,744           1,449,485
 Depreciation and amortization                        34,662              64,412
                                                ------------        ------------
  Total operating expenses                           843,406           1,513,897
                                                ------------        ------------

Income (Loss) from operations                        132,249            (870,056)

Other income
 Interest and other income (expense) - net                 -                   -
 Interest expense                                   (101,505)            (80,447)
 Accretion of Beneficial Conversion
  Feature Discount on Convertible Debentures         (52,941)                  -
                                                ------------        ------------

Income (Loss) before provision
  for income taxes                                   (22,197)           (950,503)

Provision for income taxes                                 -                   -
                                                ------------        ------------

Net Loss                                             (22,197)           (950,503)

Other comprehensive income                                 -                   -
                                                ------------        ------------
Comprehensive Loss                              $    (22,197)       $   (950,503)
                                                ============        ============

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                   nil        $      (0.02)
                                                ============        ============

Weighted-average number of shares
 of common stock outstanding                      74,504,610          56,460,200
                                                ============        ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

            Phoenix International Industries, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                   Three months ended August 31, 2002 and 2001

                                      (Unaudited)


                                                Three months        Three months
                                                   ended               ended
                                                 August 31,          August 31,
                                                   2002                 2001
                                                ------------        ------------
Cash Flows from Operating Activities
 Net loss for the period                        $    (22,197)       $   (950,503)
 Adjustments to reconcile net loss to
  net cash provided by operating activities
   Depreciation                                       34,622              27,409
   Amortization                                            -              37,003
   Expenses paid with common stock                     5,000              96,016
   Accretion of Beneficial Conversion Feature
     Discount on Convertible Debentures               52,941                   -
   (Increase) Decrease in
     Accounts receivable                            (683,933)           (737,426)
     Prepaid expenses                                      -               2,138
     Deposits, intangible and other assets                 -             200,001
   Increase (Decrease) in
     Accounts payable                                119,056             548,492
     Accrued liabilities                             321,036               8,501
     Accrued officer compensation                     88,299              88,299
                                                ------------        ------------
Net cash used in operating activities                (85,136)           (680,070)
                                                ------------        ------------

Cash Flows from Investing Activities
 Increase in restricted cash                               -             (10,000)
 Purchase of property and equipment                        -              (5,613)
                                                ------------        ------------
Net cash used in investing activities                      -             (15,613)
                                                ------------        ------------

Cash Flows from Financing Activities
 Increase (Decrease) in cash overdraft               (58,097)            125,110
 Proceeds from sale of common stock                        -             128,697
 Repayments of advances from stockholder              (7,559)             (4,996)
 Proceeds from notes payable                         150,000             410,000
 Cash to repay notes payable                               -             (19,400)
                                                ------------        ------------
Net cash used in financing activities                 84,344             639,411
                                                ------------        ------------

Increase (Decrease) in Cash                             (792)            (56.272)
Cash at beginning of period                              850              58,565
                                                ------------        ------------
Cash at end of period                           $         58        $      2,293
                                                ============        ============

Supplemental Disclosure of
 Interest and Income Taxes Paid
    Interest paid for the period                $          -        $     11,231
                                                ============        ============
  Income taxes paid for the period              $          -        $          -
                                                ============        ============

Supplemental Disclosure of Non-cash
 investing and financing activities
  Common stock issued for retirement of debt    $          -        $    195,000
                                                ============        ============
  Common stock issued in payment of accrued
    interest                                    $          -        $     52,551
                                                ============        ============






The financial information presented herein has been prepared by management without audit by independent certified public accountants.

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

     Phoenix International Industries, Inc. and Subsidiaries

Note B - Preparation of Financial Statements - Continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended May 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending May 31, 2003.

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

These financial statements reflect the books and records of Phoenix International Industries, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the three months ended August 31, 2002 and 2001, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.


Note C - Going Concern Uncertainty

The Company has experienced cumulative operating losses of approximately $14,000,000 and has used cash in operating activities for the same period of approximately $4,473,000 during the three year period ended May 31, 2002. In a effort to control costs and better manage the Company's key operating subsidiary, EPICUS, Inc., the Company has discontinued all operations within Mic Mac and Moye and has sold or otherwise disposed of all operating assets of these subsidiaries.

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

        Phoenix International Industries, Inc. and Subsidiaries

Note D - Summary of Significant Accounting Policies - Continued

4. Intangible Assets
   -----------------

   Monies paid for development of the trade name "EPICUS", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the periods ended August 31, 2002 and 2001, no charges to operations were made for impairments in the future benefit of this trade name.

   Other intangible assets are amortized over the estimated useful life of the underlying asset using the straight-line method.

5. Goodwill and Reorganization Value in Excess of Amounts Allocable to Identifiable Assets
   -------------------------------------------------------------------

   Goodwill represents the excess of the purchase price paid for a subsidiary over the fair market values of the underlying assets and liabilities assumed in the acquisition transaction. These amounts are amortized over a five to ten year period using the straight-line method. As of May 31, 2002, all goodwill was charged to operations as a result of the discontinuing of all operations in acquired subsidiaries.

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

   For the quarter ended August 31, 2001, management determined that there were no permanent impairments to the remaining carrying value of this balance. As of May 31, 2002, management, upon realization that the Fiscal 2002 operational objectives were not met, recorded an impairment of future recoverability of the recorded reorganization value in excess of amounts allocated to identifiable assets equivalent to 100.0% of the unamortized goodwill remaining at May 31, 2002.

6. Revenue Recognition
   -------------------

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

         Phoenix International Industries, Inc. and Subsidiaries

Note D - Summary of Significant Accounting Policies - Continued


7. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At August 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of August 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

8. Advertising costs
   -----------------

   The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

9. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income
   (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
   (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of August 31, 2002 and 2001, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

10. Employee Stock Options
    ----------------------

    The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.

11. Reclassifications
    -----------------

    Certain August 31, 2001 amounts have been reclassified to conform to Fiscal 2003 presentations.


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

        Phoenix International Industries, Inc. and Subsidiaries

Note F - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the periods ended August 31, 2002 and 2001, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2002 or 2001 as a result of any of these unsecured situations.


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


Note I - Advances Due From Officer

As of August 31, 2002, the Company has advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officer's discretion, be used to offset accrued, but unpaid, compensation.


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



                                       May 31, 2002      Periods prior to
                                      and subsequent       May 31, 2001
                                      --------------     ----------------
     Computer equipment                  5 years             12 years
     Office furniture and fixtures     7-10 years            12 years
     Software development                5 years             12 years


The effect of this change in estimate was recognized in the fourth quarter for Fiscal 2002 and prospectively for all remaining balances to be depreciated.


Note K - Accrued Officer Compensation

As of August 31, 2002, the Company has accrued approximately $2,207,500 for earned, but unpaid, compensation to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

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

     Phoenix International Industries, Inc. and Subsidiaries

Note L - Convertible Debentures

As of August 31, 2002, the Company has issued and outstanding approximately $1,429,6977 in 12.0% convertible debentures that mature in January 2003. The proceeds were used to retire previously issued debt of similar nature. Interest is payable quarterly, in either cash or restricted, unregistered common stock, commencing on December 31, 2001. All interest payments which are not timely made incur a penalty and late fee of 15.0% per annum.

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

In conjunction with the issuance of the convertible debentures, the debentures were issued with an equivalent per share value of common stock below the ending quoted market price of the Company's common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $300,000. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the maturity date of the underlying debentures. Approximately $52,941 has been amortized to operations during the quarter ended August 31, 2002. Upon conversion of any debentures, the related unamortized balance was reclassified to additional paid-in capital.

       Phoenix International Industries, Inc. and Subsidiaries

Note M - Income Taxes

The components of income tax (benefit) expense for the three months ended August 31, 2002 and 2001, respectively, are as follows:


                                                August 31,      August 31,
                                                   2002            2001
                                                ----------      ----------
   Federal:
     Current                                    $        -      $        -
     Deferred                                            -               -
                                                ----------      ----------
                                                         -               -
                                                ----------      ----------
   State:
     Current                                             -               -
     Deferred                                            -               -
                                                ----------      ----------
                                                         -               -
                                                ----------      ----------
     Total                                      $        -      $        -
                                                ==========      ==========

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

The Company's income tax expense for the three months ended August 31, 2002 and 2001, respectively, are as follows:

                                                August 31,      August 31,
                                                   2002            2001
                                                ----------      ----------

Statutory rate applied to loss before
  income taxes                                  $   (7,550)     $ (323,200)
Increase (decrease) in income taxes
resulting from:
  State income taxes                                     -               -
  Other, including reserve for deferred
    tax asset                                        7,550         323,200
                                                ----------      ----------
     Income tax expense                         $        -      $        -
                                                ==========      ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended May 31, 2002 and 2001:

                                                   May 31,        May 31,
                                                    2002           2001
                                                -----------     -----------
   Deferred tax assets
     Net operating loss carryforwards           $ 5,195,000     $ 3,713,000
     Less valuation allowance                    (5,195,000)     (3,713,000)
                                                -----------     -----------
   Net Deferred Tax Asset                       $         -     $         -
                                                ===========     ===========


During the year ended May 31, 2002, the valuation allowance increased by approximately $1,482,000.

        Phoenix International Industries, Inc. and Subsidiaries

Note N - Preferred Stock

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


Note O - Common Stock Transactions

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

       Phoenix International Industries, Inc. and Subsidiaries

Note O - Common Stock Transactions - Continued

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

On June 10, 2002, the Company issued an aggregate 150,000 shares of restricted, unregistered common stock as payment for various business and financial consulting services. This transaction was valued on the respective transaction date at the discounted closing quoted market price of the Company's common stock. As a result of this transaction, approximately $3,000 was charged to operations.

On July 29, 2002, the Company issued 100,000 shares of restricted, unregistered common stock as payment of a retirement bonus to an employee. This transaction was valued on the respective transaction date at the discounted closing quoted market price of the Company's common stock. As a result of this transaction, approximately $2,000 was charged to operations.


Note P - Stock Warrants

On September 28, 2001, in conjunction with the sale of an aggregate of $700,000 of 12% convertible debentures, the Company issued warrants to purchase an aggregate 3,500,000 shares of common stock.




        (Remainder of this page left blank intentionally)

       Phoenix International Industries, Inc. and Subsidiaries

Note Q - Stock Options

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


Note R - Commitments and Contingencies

Leased facilities
-----------------

The Company leases its principal business location from a related party, the spouse of the chief executive officer. The lease, which provides for annual rental of approximately $40,000, expired in September 2001 and is on a month-to-month basis. Rent expense for the quarters ended August 31, 2001 and 2000 was $10,600 and $10,000, respectively. As of August 31, 2002 and 2001, respectively, approximately $100,900 and 58,000 was accrued and unpaid.

The Company was obligated for the long-term lease of an automobile with monthly payments of approximately $508. The lease expired in December 2001.

Litigation
----------

Epicus has been involved in a dispute with one of its former carriers, Sprint Florida, regarding a default in payment for services. On August 23, 2000, Sprint filed suit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida. We believed that the accusation was incorrect, however after obtaining advice from legal counsel, we decided not to litigate the matter and on December 21, 2000, the carrier was awarded by that court, a default judgment against EPICUS in the amount of $321,587.52. In accordance with a Judgment Payment Agreement dated February 15, 2001, EPICUS agreed to pay Sprint as follows:
Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 is payable on October 15, 2002.

        Phoenix International Industries, Inc. and Subsidiaries

Note R - Commitments and Contingencies - Continued

Litigation - continued
----------

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

Consulting Agreements
---------------------

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



        (Remainder of this page left blank intentionally)

        Phoenix International Industries, Inc. and Subsidiaries

Note S - Business Segments

The Company conducted business activities in only one distinct business segment during Fiscal 2002. At the start of Fiscal 2002 (year ended May 31, 2002), the Company had three reportable segments consisted of
1)computer consulting; 2) telecommunication services and 3) acquisition services. As of August 31, 2001, the Company had discontinued all operating activities in all segments except telecommunication services.

All intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, or transfers and there have been no allocation of expenses between segments for the years ending May 31, 2001 and 2000. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

The following is a summary of segment activity for the year ended May 31, 2001:


                                Computer      Telephone    Acquisition
                                Consulting    Services     Services         Totals
                                ----------    ----------   -----------    -----------
May 31, 2001
------------
Revenues                        $  425,729    $3,244,648   $       638    $ 3,671,015
Interest income                          -        46,933         9,636         56,569
Interest expense                         -        47,515       314,754        362,269
Depreciation and amortization        6,637       137,052       134,817        278,506
Segment profit (loss)                7,849    (1,772,879)   (2,288,423)    (4,053,453)
Segment assets                     130,659     2,689,127       339,122      1,358,908




        (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  Results of Operations, Liquidity and Capital Resources

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

For the three month period ended August 31, 2002, EPICUS, Inc. (Epicus), the Company's primary operating subsidiary, reported a separate company net profit as the result of continued reduced operating costs, while continuing to increase revenue via sales of the new products in its "Let Freedom Ring" services. Epicus eliminated its operating loss and replaced it with a separate company net profit of approximately $235,400 for the three months ended August 31, 2002. Barring unforeseen developments, we fully expect Epicus to continue increasing its revenue and profitability through the next quarter and the foreseeable future.

The Company, during the coming year, will continued to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to continue its strategic acquisition activities to promote the products and the growth of Epicus as its primary subsidiary.

Results of Operations

Phoenix International Industries, Inc. (the "Company") operates as a "holding company" whose interests are currently only in the telecommunications industry; however, we may become involved in any venture which management believes would be in the best interest of the Company and its shareholders. The disclosures in this quarterly report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

The Company reported consolidated net revenues of approximately $1,700,000 for the three-month period ended August 31, 2002 compared to consolidated net revenues of approximately $1,486,000 for the comparable three-month period of the preceding year. These revenues resulted from telecommunication service sales generated by Phoenix's principal operating subsidiary, Epicus, as disclosed in the combined financial statement which is included in this filing.

During the Company's three month period ended August 31, 2002, the Company incurred a consolidated net loss of approximately $22,000 compared to a consolidated net loss of $951,000 for the comparable three month period for the preceding year. The reduction in the realized quarterly net loss was due primarily to the reduction in the net loss of the Company's principal operating subsidiary, Epicus, and reflects the increase in revenue from increased sales combined with the effect of cost cutting measurers which were put in place over the previous 2 quarters.

The Company's net losses for the three month period ended August 31, 2002, continue to be primarily the result of expenses involved with supporting the day to day operation of Epicus, its legacy debt and the expenses of expanding its affiliates' sales operations. Also contributing to the Company loss during the period are the continued expenses associated with operating and maintaining its corporate offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and costs associated with filing the Company's documents with the Securities and Exchange Commission (SEC).

In order for the Company to pay its operating expenses, including communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company continues to be dependent upon the funds provided by loans and agreements to defer payments due, from the Company's executive officers, directors and shareholders.

During this reporting period, unlike several in the past, the company has not raised a portion of its operating capital through the sale of restricted stock; however, in future there can be no assurance that this may not be necessary again, if that becomes the case, substantial dilution of current shareholders positions may occur. Further, there can be no assurance, based upon the present market price of its shares, that the Company will be able to raise additional funding, at terms and conditions satisfactory to the Company, through the private placement of its stock or the sale of its stock under the terms of "Regulation S".

Also, as previously reported in the company's filings, during the fiscal year, which ended May 31, 2001, the Company entered into a Secured Convertible Debenture Purchase Agreement consisting of 12% Secured Convertible Debentures, and Common Stock Purchase Warrants, for the initial amount of no less than $2,000,000. This Agreement was constructed in a manner that at the Company's discretion: allows rollovers, additional tranches or other means of raising additional capital beyond the initial $2,000,000. This agreement is with private investors who received the right to register said stock in accordance with the SB-2 Registration Statement prepared by Phoenix's legal counsel and filed with the SEC. A second tranche in the amount of $500,000 has been received per this agreement, and an SB-2 Registration Statement for this amount has been filed, remains in the review and approval process of the SEC and has not yet been deemed effective by the SEC.

The Company still continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

Liquidity and Capital Resources

The Company, at August 31, 2002, had total assets of approximately $2,787,000 compared to total assets of $3,910,000 at May 31, 2002. This represents an decrease of approximately 1,123,000 related to the recognition of a permanent impairment adjustment to goodwill and other intangible assets in the fourth quarter of Fiscal 2002 (year ended May 31, 2002).

To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing share price of its stock, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company.

Based upon the Company's present liquid resources, its present operating expenses, and the commitment of its executive officers to continue to defer most or all of their salaries, and if no new revenues are generated from operations or other sources, it is the Company's belief that it will be able to continue operate, but that future growth, if any would be substantially decreased. However, in the near term, the Company does anticipate continued operating revenue increases and growth as a result the business developments by Epicus.

The Company's monthly operating expenses during the three month period ended August 31, 2002, reflect the accrual for salaries payable to Gerard Haryman and Thomas Donaldson, the Company's executive officers at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate actual payment of the accrued compensation amounts to either Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.


Part II - Other Information

Item 1 - Legal Proceedings

 EPICUS, Inc. (Epicus) has been involved in a dispute with one of its former carriers, Sprint Florida, regarding a default in payment for services. On August 23, 2000, Sprint filed suit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida. We believed that the accusation was incorrect, however after obtaining advice from legal counsel, we decided not to litigate the matter and on December 21, 2000, the carrier was awarded by that court, a default judgment against Epicus in the amount of $321,587.52. In accordance with a Judgment Payment Agreement dated February 15, 2001, Epicus agreed to pay Sprint as follows: Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 is payable on October 15, 2002.

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

 A suit has been filed against Epicus in the Supreme Court of British Columbia in Vancouver, Canada by EXL Information Corporation, a Canadian corporation, in the amount of $184,761 for alleged breach of contract regarding a licensing fee for the use of their billing software. Epicus used the software for a short period of time and found that, contrary to the vendor's representations, it did not meet our specific needs and therefore stopped payment. EXL Information Corporation is seeking damages for the loss of revenue that would have been earned over the life of the agreement. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion.

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

Item 2 - Changes in Securities

On June 10, 2002, the Company issued an aggregate 50,000 each to K. Van Landingham, Jr., Jerome R. Schaffer and Joel D. Schaffer as payment for various business and financial consulting services. This transaction was valued on the respective transaction date at the discounted closing quoted market price of the Company's common stock. As a result of this transaction, approximately $3,000 was charged to operations.

On July 29, 2002, the Company issued 100,000 shares of restricted, unregistered common stock to Barbara Gingold as payment of a retirement bonus. This transaction was valued on the respective transaction date at the discounted closing quoted market price of the Company's common stock. As a result of this transaction, approximately $2,000 was charged to operations.


Item 3 - Defaults on Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended August 31, 2002.


Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

Exhibits
--------

  99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

None


--------------------------------------------------------------------------

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Phoenix International Industries, Inc.

Dated: October 21, 2002                                 /s/ Gerard Haryman
                                    --------------------------------------
                                                            Gerard Haryman
                                        President, Chief Executive Officer
                                     Chief Financial Officer  and Director