Form 10QSB
period 2002-11-30
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2003-01-21
CIK 800401

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                Form 10-QSB

-----------------------------------------------------------------------------

(Mark one)

 X           Quarterly Report Under Section 13 or 15(d) of the Securities
---          Exchange Act of 1934

              For the quarterly period ended November 30, 2002

             Transition Report Under Section 13 or 15(d) of the
---          Securities Exchange Act of 1934

        For the transition period from ______________ to _____________

-----------------------------------------------------------------------------

                      Commission File Number: 000-17058

                 Phoenix International Industries, Inc.
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES  X    NO
                   ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
January 13, 2003: 79,562,159
----------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                               ---    ---

                   Phoenix International Industries, Inc.

           Form 10-QSB for the Quarter ended November 30, 2002

                              Table of Contents
                              -----------------


                                                                       Page
                                                                       ----
Part I - Financial Information

 Item 1  Financial Statements                                            3

 Item 2  Management's Discussion and Analysis or Plan of Operation      22

 Item 3  Controls and Procedures                                        24


Part II - Other Information

 Item 1  Legal Proceedings                                              23

 Item 2  Changes in Securities                                          24

 Item 3  Defaults Upon Senior Securities                                24

 Item 4  Submission of Matters to a Vote of Security Holders            24

 Item 5  Other Information                                              24

 Item 6  Exhibits and Reports on Form 8-K                               24


Signatures                                                              24

 Item 1 - Part 1 - Financial Statements

            Phoenix International Industries, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                              November 30, 2002

                                 (Unaudited)

                                                               November 30,
                                                                   2002
                                                               ------------

                             ASSETS
                             ------
Current Assets
 Cash on hand and in bank                                     $       40,325
 Accounts receivable - Trade, net of allowance for doubtful
  accounts of approximately $285,000                               2,793,306
 Advances due from officer                                            15,000
                                                              --------------

  Total current assets                                             2,848,631
                                                              --------------

Property and equipment - at cost                                     562,355
 Less Accumulated depreciation                                      (297,984)
                                                              --------------

  Net property and equipment                                         264,371
                                                              --------------

Other Assets
 Deposits                                                            203,198
 Restricted cash                                                     203,798
 Trademark and corporate name development costs                       23,524
                                                              --------------

   Total other assets                                                430,520
                                                              --------------

TOTAL ASSETS                                                  $    3,543,522
                                                               =============

                               - Continued -



The financial information presened herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements

           Phoenix International Industries, Inc. and Subsidiaries
                   Consolidated Balance Sheet - Continued
                             November 30, 2002

                                (Unaudited)

                                                               November 30,
                                                                  2002
                                                               ------------
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Bank overdraft                                               $            -
 Notes payable to banks and other                                  1,363,093
 Accounts payable - trade                                          2,961,178
 Accrued sales and service taxes payable                             915,994
 Accrued payroll and payroll taxes payable                           413,435
 Accrued rent payable to affiliate                                   111,268
 Accrued interest payable                                            647,453
 Accrued officer compensation                                      2,295,774
                                                              --------------

  Total current liabilities                                        8,708,195
                                                              --------------

Long-term debt
 Advances from controlling shareholder/officer                     1,307,668
                                                              --------------

  Total liabilities                                               10,015,863
                                                              --------------

Commitments and contingencies


Convertible debentures                                             1,378,385
                                                              --------------

Stockholders' Equity (Deficit)
 Preferred stock - $0.001 par value
  5,000 shares authorized
  None issued and outstanding                                              -
 Common stock - $0.001 par value.
  200,000,000 shares authorized.
  79,562,159 shares issued and outstanding                            79,562
 Additional paid-in capital                                       13,330,842
 Accumulated deficit                                             (21,261,130)
                                                              --------------

  Total stockholders' equity                                      (7,850,726)
                                                              --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    3,543,522
                                                              ==============




The financial information presened herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements

         Phoenix International Industries, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Loss
         Six and Three months ended November 30, 2002 and 2001

                               (Unaudited)


                                          Six months         Six months         Three months       Three months
                                             ended             ended               ended               ended
                                          November 30,      November 30,        November 30,       November 30,
                                             2002               2001               2002                2001
                                          -----------       ------------        ------------       ------------

Revenues - net                            $ 4,248,088       $  3,236,972        $  2,547,832       $  1,750,264
Cost of Sales                             ( 1,831,738)        (1,969,858)          1,107,137         (1,089,988)
                                          -----------       ------------        ------------       ------------

Gross Profit                                2,416,350          1,267,114           1,440,695            660,276
                                          -----------       ------------        ------------       ------------

Operating Expenses
 Selling, general and
  administrative expenses                   1,843,171          2,447,454           1,034,427          1,034,972
 Depreciation and amortization                 69,325            131,511              34,663             67,099
                                          -----------       ------------        ------------       ------------
  Total operating expenses                  1,912,496          2,578,965           1,069,090          1,102,071
                                          -----------       ------------        ------------       ------------
Income (Loss) from operations                 503,854         (1,311,851)            371,605           (441,795)

Other income
 Interest and other income (expense)-net            -                  -                   -                  -
  Interest expense                           (158,738)          (394,506)            (57,233)          (314,059)
 Accretion of Beneficial Conversion
  Feature Discount on Convertible
  Debentures                                 (105,882)           (52,941)            (52,941)           (52,941)
                                          -----------       ------------        ------------       ------------

Income (Loss) before provision
 for income taxes                             239,234         (1,759,298)            261,431           (808,795)

Provision for income taxes                          -                  -                   -                  -

Net Loss                                      239,234         (1,759,298)            261,431           (808,795)

Other comprehensive income                          -                  -                   -                  -
                                          -----------       ------------        ------------       ------------
Comprehensive Loss                        $   239,234       $ (1,759,298)       $    261,431       $   (808,795)
                                          ===========       ============        ============       ============

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted            nil              $(0.02)               nil             $(0.02)
                                                  ===               =====                ===              =====
Weighted-average number of shares
 of common stock outstanding               75,411,783          62,971,312         76,328,926         66,398,818
                                           ==========          ==========         ==========         ==========



The financial information presened herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements

            Phoenix International Industries, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                 Six months ended November 30, 2002 and 2001

                                (Unaudited)


                                                         Six months               Six months
                                                           ended                    ended
                                                        November 30,             November 30,
                                                            2002                     2001
                                                        ------------             ------------

Cash Flows from Operating Activities
 Net income (loss) for the period                       $    239,234             $ (1,759,298)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                               69,325                   61,746
   Amortization                                                    -                   69,765
   Expenses paid with common stock                             5,000                  610,211
   Bad debt expense                                          100,000                        -
   Accretion of Beneficial Conversion Feature
     Discount on Convertible Debentures                      105,882                   52,941
   (Increase) Decrease in
     Accounts receivable                                  (1,539,646)              (1,483,167)
     Prepaid expenses                                              -                        -
     Deposits, intangible and other assets                     4,700                  180,100
   Increase (Decrease) in
     Accounts payable                                        429,325                  738,684
     Accrued liabilities                                     588,918                  279,263
     Accrued officer compensation                            176,598                  176,598
                                                        ------------             ------------
Net cash used in operating activities                        179,336               (1,073,937)
                                                        ------------             ------------
Cash Flows from Investing Activities
 Increase in restricted cash                                       -                  (50,000)
 Purchase of property and equipment                                -                   (8,613)
                                                        ------------             ------------
Net cash used in investing activities                              -                  (58,613)
                                                        ------------             ------------

Cash Flows from Financing Activities
 Increase (Decrease) in cash overdraft                       (74,206)                  64,330
 Proceeds from sale of common stock                                -                  296,867
 Repayments of advances from stockholder                     (65,655)                 (25,653)
 Proceeds from convertible debentures                                                 230,000
 Proceeds from notes payable                                       -                  560,000
 Cash to repay notes payable                                       -                  (49,606)
                                                        ------------             ------------
Net cash used in financing activities                       (139,861)               1,075,938
                                                        ------------             ------------

Increase (Decrease) in Cash                                   39,475                  (56,612)

Cash at beginning of period                                      850                   58,565
                                                        ------------             ------------

Cash at end of period                                   $     40,325             $      1,953
                                                        ============             ============


                         - Continued -

The financial information presened herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements

         Phoenix International Industries, Inc. and Subsidiaries
            Consolidated Statements of Cash Flows - Continued
               Six months ended November 30, 2002 and 2001

                                (Unaudited)

                                                             Six months           Six months
                                                                ended               ended
                                                             November 30,        November 30,
                                                                 2002                2001
                                                             ------------        ------------

Supplemental Disclosure of
 Interest and Income Taxes Paid
    Interest paid for the period                             $     9,653         $     11,231
                                                             ===========         ============

  Income taxes paid for the period                           $         -         $          -
                                                             ===========         ============
Supplemental Disclosure of Non-cash
 investing and financing activities
  Common stock issued for retirement of debt                 $    51,312         $    492,631
                                                             ===========         ============

  Common stock issued in payment of accrued interest         $    28,875         $     52,551
                                                             ===========         ============



The financial information presened herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements

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

           Phoenix International Industries, Inc. and Subsidiaries

           Notes to Consolidated Financial Statements - Continued


Note C - Going Concern Uncertainty - Continued

Epicus became cash flow positive during the second quarter of Fiscal 2003 (year ending May 31, 2003) and management is of the opinion that this trend will continue in future periods. Accordingly, it is anticipated that sufficient cash will be generated to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

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

          Phoenix International Industries, Inc. and Subsidiaries

Note D - Summary of Significant Accounting Policies - Continued

4. Intangible Assets
   -----------------

   Monies paid for development of the trade name "EPICUS", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the periods ended November 30, 2002 and 2001, no charges to operations were made for impairments in the future benefit of this trade name.

   Other intangible assets are amortized over the estimated useful life of the underlying asset using the straight-line method.

5. Goodwill and Reorganization Value in Excess of Amounts Allocable to Identifiable Assets
   -----------------------------------------------------------------

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

   For the quarter ended November 30, 2001, management determined that there were no permanent impairments to the remaining carrying value of this balance. As of May 31, 2002, management, upon realization that the Fiscal 2002 operational objectives were not met, recorded an impairment of future recoverability of the recorded reorganization value in excess of amounts allocated to identifiable assets equivalent to 100.0% of the unamortized goodwill remaining at May 31, 2002.

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

           Notes to Consolidated Financial Statements - Continued


Note D - Summary of Significant Accounting Policies - Continued

7. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At November 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of November 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

8. Advertising costs
   -----------------

   The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

9. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of November 30, 2002 and 2001, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

10. Employee Stock Options
    ----------------------
   The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.

11. Reclassifications
    -----------------
   Certain November 30, 2001 amounts have been reclassified to conform to Fiscal 2003 presentations.


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

           Phoenix International Industries, Inc. and Subsidiaries

Note F - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the periods ended August 31, 2002 and 2001, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Fiscal 2003 or Fiscal 2002 as a result of any of these unsecured situations.


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


Note I - Advances Due From Officer

As of November 30, 2002, the Company has advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officer's discretion, be used to offset accrued, but unpaid, compensation.


Note J - Property and Equipment

During the fourth quarter of Fiscal 2002 (year ended May 31, 2002), management performed a complete physical inventory of all property and equipment, reevaluated the estimated useful lives of all property and equipment remaining in service at May 31, 2002, and evaluated the potential recoverability of all property and equipment pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". On May 31, 2002, the Company recognized an abandonment of certain previously capitalized property and equipment resulting in a charge to operations of approximately $305,656. Additionally, management established new estimated useful lives of property and equipment as follows:

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


Note K - Accrued Officer Compensation

As of November 30,  2002, the Company has accrued approximately
$2,296,000 for earned, but unpaid, compensation to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

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

            Phoenix International Industries, Inc. and Subsidiaries

Note L - Convertible Debentures

As of November 30, 2002, the Company has approximately $1,378,385 in issued and outstanding 12.0% convertible debentures that mature in January 2003. The proceeds were used to retire previously issued debt of similar nature. Interest is payable quarterly, in either cash or restricted, unregistered common stock, commencing on December 31, 2001. All interest payments which are not timely made incur a penalty and late fee of 15.0% per annum.

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

In conjunction with the issuance of the convertible debentures, the debentures were issued with an equivalent per share value of common stock below the ending quoted market price of the Company's common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $300,000. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the maturity date of the underlying debentures. Approximately $105,882 has been amortized to operations during the six months ended November 30, 2002. Upon conversion of any debentures, the related unamortized balance was reclassified to additional paid-in capital.

          Phoenix International Industries, Inc. and Subsidiaries

Note M - Income Taxes

The components of income tax (benefit) expense for the six months ended November 30, 2002 and 2001, respectively, are as follows:

                                               November 30,     November 30,
                                                   2002            2001
                                               ------------     ------------
   Federal:
     Current                                     $     -          $     -
     Deferred                                          -                -
                                                 -------          -------
                                                       -                -
                                                 -------          -------
   State:
     Current                                           -                -
     Deferred                                          -                -
                                                 -------          -------
                                                       -                -
                                                 -------          -------
     Total                                       $     -          $     -
                                                 =======          =======

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

The Company's income tax expense for the six months ended November 30, 2002 and 2001, respectively, are as follows:

                                                       November 30,  November 30,
                                                          2002            2001
                                                       ------------  ------------


Statutory rate applied to loss before income taxes     $   81,300     $ (323,200)
Increase (decrease) in income taxes resulting from:
  State income taxes                                            -              -
  Other, including reserve for deferred tax asset         (81,300)       323,200
                                                       ----------     ----------
     Income tax expense                                $        -     $        -
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

            Phoenix International Industries, Inc. and Subsidiaries

Note N - Preferred Stock

Our Articles of Incorporation authorize the issuance of 20,000,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at November 30, 2002.

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

           Notes to Consolidated Financial Statements - Continued


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

During the period from June 1, 2002 through November 30, 2002, the Company issued an aggregate 3,104,832 shares of common stock as a result of the exercise of the conversion of outstanding 12% debentures. Additionally, the Company issued 1,375,000 shares in payment of accrued interest on these debentures. These transactions were valued pursuant to the debenture terms.


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

On _________________, the Company entered into a long-term lease agreement for office space in Lake Mary, Florida. The lease is for a term of ____________ and requires monthly rental payments of approximately $_____________, ________________________.

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

During the quarter ended November 30, 2002, there has been no significant change in any of the above listed litigation.

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


       (Remainder of this page left blank intentionally)

          Phoenix International Industries, Inc. and Subsidiaries

Note S - Business Segments

The Company conducted business activities in only one distinct business segment during Fiscal 2002. At the start of Fiscal 2002 (year ended May 31, 2002), the Company had three reportable segments consisted of
1)computer consulting; 2) telecommunication services and 3) acquisition services. As of May 31, 2002, the Company had discontinued all operating activities in all segments except telecommunication services.

All intercompany loans have been eliminated from reported segment assets. There have been no intersegment sales, or transfers and there have been no allocation of expenses between segments for the years ending May 31, 2002 and 2001, respectively. The accounting policy used by all reporting segments is the same as those described in the summary of significant accounting policies.

The following is a summary of segment activity for the year ended May
31, 2001:


                                    Computer      Telephone      Acquisition
                                   Consulting     Services         Services           Totals
May 31, 2001                       ----------    ----------     -------------      -----------
------------

Revenues                           $ 425,729     $ 3,244,648    $        638       $ 3,671,015
Interest income                            -          46,933           9,636            56,569
Interest expense                           -          47,515         314,754           362,269
Depreciation and amortization          6,637         137,052         134,817           278,506
Segment profit (loss)                  7,849      (1,772,879)     (2,288,423)       (4,053,453)
Segment assets                       130,659       2,689,127         339,122         1,358,908



              (Remainder of this page left blank intentionally)

                              Part I

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

(12) Caution Regarding Forward-Looking Information

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

Overview
--------

In general, the Company's plan is to enter into strategic relationships with companies that have developed or are developing innovative technologies, methodologies or products for the communication industry. The Company then plans to enter into marketing relationships with strategic partners that are designed to increase the customer base, and therefore the revenue streams of its subsidiaries.

For the six and three month periods ended November 30, 2002, EPICUS, Inc. (Epicus), the Company's primary operating subsidiary, reported a separate company net profit of approximately $704,000 and $469,000, respectively, as the result of continued reduced operating costs, while continuing to increase revenue via sales of the new products in its "Let Freedom Ring" services. Barring unforeseen developments, we fully expect Epicus to continue increasing its revenue and profitability through the next quarter and the foreseeable future.

For the foreseeable future, the Company anticipates continuing to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to continue its strategic acquisition activities to promote the products and the growth of Epicus as its primary subsidiary.

Results of Operations
---------------------

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

The Company reported consolidated net revenues of approximately $4,248,000 for the six month period ended November 30, 2002 compared to consolidated net revenues of approximately $3,237,000 for the comparable six month period of the preceding year. These revenues resulted from telecommunication service sales generated by Phoenix's principal operating subsidiary, Epicus, as disclosed in the combined financial statement which is included in this filing.

During the Company's six month period ended August 31, 2002, the Company incurred a consolidated net income of approximately $239,000 compared to a consolidated net loss of $(1,759,000) for the comparable six month period for the preceding year. The evolution of the net income reflects the increase in revenue from increased sales combined with the effect of cost cutting measures in the Company's principal operating subsidiary, Epicus, which have been enacted over the previous 3 operating quarters.

The Company's operations for the six and three month periods ended November 30, 2002, continue to be primarily the result of expenses involved with supporting the day to day operation of Epicus, its legacy debt and the expenses of expanding its affiliates' sales operations. Also contributing to the Company loss during the period are the continued expenses associated with operating and maintaining its corporate offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and costs associated with filing the Company's documents with the Securities and Exchange Commission (SEC).

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

Despite the Company's net positive cash flows from operations during the six months ended November 30, 2002, the Company may remain to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

Liquidity and Capital Resources
-------------------------------

The Company, at November 30, 2002, had total assets of approximately $3,543,500 compared to total assets of $3,910,000 at May 31, 2002. This represents an decrease of approximately 366,500 related to the recognition of a permanent impairment adjustment to goodwill and other intangible assets in the fourth quarter of Fiscal 2002 (year ended May 31, 2002) and the increase in accounts receivable due to increased sales in the Company's primary operating subsidiary, Epicus..

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

The Company's monthly operating expenses during the six month period ended November 30, 2002, reflect the accrual for salaries payable to Gerard Haryman and Thomas Donaldson, the Company's executive officers at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate actual payment of the accrued compensation amounts to either Messrs. Haryman and Donaldson unless and until it begins to sustain future positive cash flow from operations.

Item 3. Controls and Procedures
        -----------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, who is also the Company's Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


                       Part II - Other Information

Item 1 - Legal Proceedings
         -----------------

 EPICUS, Inc. (Epicus) has been involved in a dispute with one of its former carriers, Sprint Florida, regarding a default in payment for services. On August 23, 2000, Sprint filed suit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida. We believed that the accusation was incorrect, however after obtaining advice from legal counsel, we decided not to litigate the matter and on December 21, 2000, the carrier was awarded by that court, a default judgment against Epicus in the amount of $321,587.52. In accordance with a Judgment Payment Agreement dated February 15, 2001, Epicus agreed to pay Sprint as follows: Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 was payable on October 15, 2002.

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

During the quarter ended November 30, 2002, there has been no significant change in any of the above listed litigation.


Item 2 - Changes in Securities
         ---------------------

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

During the period from September 25, 2002 through November 13, 2002, the Company issued an aggregate 3,104,832 shares of common stock to AJW Partners, LLC and New Millennium Capital Partners, LLC as a result of the exercise of the conversion of outstanding 12% debentures. Additionally, the Company issued 1,375,000 shares in payment of accrued interest on these debentures. These transactions were valued pursuant to the debenture terms.


Item 3 - Defaults on Senior Securities
         -----------------------------

None


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended November 30, 2002.


Item 5 - Other Information
         -----------------

None


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

 Exhibits
 --------

   None

 Reports on Form 8-K
 -------------------

   None

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Phoenix International Industries, Inc.


Dated: January 13, 2003         /s/ Gerard Haryman
       ----------------         ------------------------------------
                                Gerard Haryman
                                President, Chief Executive Officer
                                Chief Financial Officer  and Director

             Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Phoenix International
Industries, Inc. (Registrant) on Form 10-QSB for the quarter ended November 30, 2002, as filed with the Securities and Exchange
Commission, on the date hereof, I, Gerard Haryman, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec. 302 and promulgated as 18 USC 1350 pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

   1) I have reviewed this Quarterly Report on Form 10-QSB of Phoenix International Industries, Inc. for the quarter ended November 30, 2002.

   2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

   4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
       c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

   6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Gerard Haryman                     Dated:  January 13, 2003
------------------                             ----------------
Gerard Haryman
Chief Executive Officer and
Chief Financial Officer