Form 10QSB
period 2003-02-28
PHOENIX INTERNATIONAL INDUSTRIES INC /FL/
filed 2003-04-10
CIK 800401

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                               Form 10-QSB
---------------------------------------------------------------------------
(Mark one)
 X      Quarterly Report Under Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

               For the quarterly period ended February 28, 2003

        Transition Report Under Section 13 or 15(d) of the
----    Securities Exchange Act of 1934

        For the transition period from ______________ to   _____________

---------------------------------------------------------------------------

                        Commission File Number: 000-17058
                                                ---------

                     Phoenix International Industries, Inc.
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Florida                                  59-2564162
  ----------------------                    ----------------------
 (State of incorporation)                  (IRS Employer ID Number)

                  1750 Osceola Drive, West Palm Beach, FL 33409
                  ---------------------------------------------
                     (Address of principal executive offices)

                               (561) 688-0440
                          -------------------------
                         (Issuer's telephone number)
---------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---       ---

State the number of shares outstanding of each of the issuer's
classes of   common equity as of the latest practicable date:
April 4, 2003:   98,641,919

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                              ---    ---

                     Phoenix International Industries, Inc.

            Form 10-QSB for the Quarter ended February 28, 2003

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

Item 1 - Part 1 - Financial Statements

            Phoenix International Industries, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                              February 28, 2003

                                 (Unaudited)



                                                                February 28,
                                                                    2003
                                                                ------------
                              ASSETS
                              ------

Current Assets
  Cash on hand and in bank                                      $   19,295
  Accounts receivable - Trade, net of allowance for doubtful
    accounts of approximately $350,000                           3,613,769
  Advances due from officer                                         15,000
                                                                ----------

        Total current assets                                     3,648,064
                                                                ----------

Property and equipment - at cost                                   548,507
  Less Accumulated depreciation                                   (261,505)
                                                                ----------

        Net property and equipment                                 287,002
                                                                ----------
Other Assets

  Deposits                                                         202,706
  Restricted cash                                                  201,267
  Assets held for sale                                              30,285
  Trademark and corporate name development costs                    23,524
                                                                ----------

        Total other assets                                         457,782
                                                                ----------

TOTAL ASSETS                                                    $4,392,848
                                                                ==========

                          - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated
  financial statememts.                                                   3

           Phoenix International Industries, Inc. and Subsidiaries
                    Consolidated Balance Sheet - Continued
                            February 28, 2003

                               (Unaudited)
                                                                February 28,
                                                                    2003
                                                                ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities
  Bank overdraft                                                $        -
  Notes payable to banks and other                               1,363,093
  Accounts payable - trade                                       3,016,551
  Accrued sales and service taxes payable                        1,007,216
  Accrued payroll and payroll taxes payable                        479,056
  Accrued rent payable to affiliate                                121,667
  Accrued interest payable                                         789,991
  Accrued officer compensation                                   2,384,073
                                                                ----------

        Total current liabilities                                9,161,647
                                                                ----------

Long-term debt
  Advances from controlling shareholder/officer                  1,269,668
                                                                ----------

        Total liabilities                                       10,431,315
                                                                ----------

Commitments and contingencies

Convertible debentures                                           1,290,885
                                                                ----------

Stockholders' Equity (Deficit)
  Preferred stock - $0.001 par value
    5,000 shares authorized
    None issued and outstanding                                          -
  Common stock - $0.001 par value.
    200,000,000 shares authorized.
    98,641,919 shares issued and outstanding                        98,642
  Additional paid-in capital                                    13,822,491
  Accumulated deficit                                          (21,250,485)
                                                                ----------

        Total stockholders' equity                              (7,329,352)
                                                                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $4,392,848
                                                                ==========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated
  financial statememts.                                                   4

           Phoenix International Industries, Inc. and Subsidiaries
        Consolidated Statements of Operations and Comprehensive Loss
          Nine and Three months ended February 28, 2003 and 2002

                                (Unaudited)


                                                Nine months       Nine months       Three months       Three months
                                                  ended              ended             ended              ended
                                                February 28,      February 28,      February 28,       February 28,
                                                   2003                2002             2003              2002
                                                ------------      ------------      ------------       ------------

Revenues - net                                   $7,458,595        $4,594,314        $3,210,507         $1,357,342
Cost of Sales                                    (3,408,128)       (2,684,581)        1,576,390           (787,828)
                                                  ---------         ---------         ---------          ---------

Gross Profit                                      4,050,467         1,909,733         1,647,117            569,514
Operating Expenses                                ---------         ---------         ---------          ---------

  Selling, general and
    administrative expenses                       3,226,214         3,551,135         1,383,070            487,147
  Compensation expense related to
    common stock issuances at less
    than "fair value"                               311,934                 -           311,934                  -
  Depreciation and amortization                      75,489           172,692             6,164             41,181
                                                  ---------         ---------         ---------          ---------
        Total operating expenses                  3,613,664         3,378,443         1,701,168            528,328
                                                  ---------         ---------         ---------          ---------

Income (Loss) from operations                       436,803        (1,468,710)          (67,051)            41,186
  Other income
  Interest and other income (expense) - net             915                 -               915                  -
  Interest expense                                 (366,277)         (364,461)         (207,539)          (168,000)
  Gain on forgiveness of accounts payable           353,577                 -           353,577                  -
  Loss on disposition of fixed assets               (33,962)                -           (33,962)                 -
  Accretion of Beneficial Conversion
    Feature Discount on Convertible
    Debentures                                     (141,177)         (105,882)          (35,295)           (52,941)
                                                  ---------         ---------         ---------          ---------
Income (Loss) before provision
  for income taxes                                  249,879        (1,939,053)           10,645           (179,755)

Provision for income taxes                                -                 -                 -                  -
                                                  ---------         ---------         ---------          ---------

Net Income (Loss)                                   249,879        (1,939,053)           10,645           (179,755)

Other comprehensive income                                -                 -                 -                  -
                                                  ---------         ---------         ---------          ---------

Comprehensive Income (Loss)                      $  249,879       $(1,939,053)       $   10,645          $(179,755)
                                                  =========        ==========         =========           ========

Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted                nil            $(0.03)              nil             $(0.02)
                                                        ===             =====               ===              =====
  Weighted-average number of shares
   of common stock outstanding                   79,549,967        66,740,191        87,964,274         70,438,085
                                                 ==========        ==========        ==========         ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated
  financial statememts.                                                   5

            Phoenix International Industries, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                  Nine months ended February 28, 2003 and 2002

                                 (Unaudited)


                                                      Nine months       Nine months
                                                         ended             ended
                                                      February 28,      February 28,
                                                         2003              2002
                                                      ------------      ------------

Cash Flows from Operating Activities
  Net income (loss) for the period                    $   249,879       $(1,939,053)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation                                         75,489            84,939
      Amortization                                              -            87,753
      Expenses paid with common stock                      71,000           242,215
      Bad debt expense                                    165,000                 -
      Compensation expense related to common stock
        issuances at less than "fair value"               311,934                 -
      Gain on forgiveness of accounts payable            (353,577)                -
      Loss on disposition of fixed assets                  33,962                 -
      Accretion of Beneficial Conversion Feature
        Discount on Convertible Debentures                141,177           105,882
     (Increase) Decrease in
         Accounts receivable                           (2,425,109)       (1,714,885)
         Deposits, intangible and other assets              5,192           177,561
      Increase (Decrease) in
         Accounts payable                                 789,741           582,184
         Accrued liabilities                              908,698           356,280
         Accrued officer compensation                     264,897           264,897
                                                        ---------         ---------
Net cash provided by (used in) operating activities       238,283        (1,752,227)
                                                        ---------         ---------
Cash Flows from Investing Activities
  (Increase) Decrease in restricted cash                    2,531           (50,000)
  Purchase of property and equipment                      (44,508)           (8,613)
                                                        ---------         ---------
Net cash used in investing activities                     (41,977)          (58,613)
                                                        ---------         ---------
Cash Flows from Financing Activities
  Increase (Decrease) in cash overdraft                   (74,206)            6,720
  Proceeds from sale of common stock                            -           298,178
  Cash advanced (repaid) from/to stockholder             (103,655)          213,007
  Proceeds from convertible debentures                          -           155,000
  Proceeds from notes payable                                   -         1,084,531
                                                        ---------         ---------
Net cash provided by (used in) financing activities      (177,861)        1,757,436
                                                        ---------         ---------

Increase (Decrease) in Cash                                18,445           (53,304)

Cash at beginning of period                                   850            58,565
                                                        ---------         ---------

Cash at end of period                                 $    19,295       $     5,161
                                                        =========         =========


                                 - Continued -



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated
  financial statememts.                                                   6

             Phoenix International Industries, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                  Nine months ended February 28, 2003 and 2002

                                (Unaudited)

                                                          Nine months        Nine months
                                                             ended              ended
                                                          February 28,       February 28,
                                                              2003              2002
                                                          ------------       ------------

Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period                            $64,654           $  45,120
                                                             ======            ========
    Income taxes paid for the period                        $     -           $       -
                                                             ======            ========
Supplemental Disclosure of Non-cash
  investing and financing activities
    Common stock issued for retirement of debt             $138,812           $ 492,631
                                                            =======            ========
    Common stock issued in payment of accrued interest     $ 38,875           $  52,551
                                                            =======            ========
    Equipment acquired for future services on barter       $ 48,534           $       -
                                                            =======            ========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated
  financial statememts.                                                   7

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

           Phoenix International Industries, Inc. and Subsidiaries

            Notes to Consolidated Financial Statements - Continued

Note B - Preparation of Financial Statements - Continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

These financial statements reflect the books and records of Phoenix International Industries, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the nine and three months ended February 28, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

           Phoenix International Industries, Inc. and Subsidiaries

           Notes to Consolidated Financial Statements - Continued

Note D - Summary of Significant Accounting Policies - Continued

4. Intangible Assets
   -----------------

   Monies paid for development of the trade name "EPICUS", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the periods ended February 28, 2003 and 2002, no charges to operations were made for impairments in the future benefit of this trade name.

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

   Reorganization Value in Excess of Amounts Allocable to Identified Assets represents the excess of the recapitalized value of Epicus over the fair market value of the assets acquired upon final settlement of Epicus' filing under Chapter 11 of the United States Bankruptcy Code. This amount was originally being amortized over a forty year term using the straight-line method. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter.

   During the quarter ended February 28, 2002, management determined that there were no permanent impairments to the remaining carrying value of this balance. As of May 31, 2002, management, upon realization that the Fiscal 2002 operational objectives were not met, recorded an impairment of future recoverability of the recorded reorganization value in excess of amounts allocated to identifiable assets equivalent to 100.0% of the unamortized goodwill remaining at May 31, 2002.

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

            Phoenix International Industries, Inc. and Subsidiaries

Note D - Summary of Significant Accounting Policies - Continued

7. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At February 28, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of February 28, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

8. Advertising costs
   -----------------

   The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

9. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income
   (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of February 28, 2003 and 2002, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

10.Employee Stock Options
   ----------------------

   The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.

11.Reclassifications
   -----------------

   Certain February 28, 2002 amounts have been reclassified to conform to Fiscal 2003 presentations.

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

             Phoenix International Industries, Inc. and Subsidiaries

Note F - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution.
During the periods ended February 28, 2003 and 2002, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Fiscal 2003 or Fiscal 2002 as a result of any of these unsecured situations.

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

On July 19, 2001, the Company signed a Letter of Intent to sell the active clients of Moye. The buyer would pay $133.33 for each existing"dial-up" and "domain hosting client". It was estimated that there were between approximately 1,500 and 2,700 active fee-for-service clients on the date of signing the Letter of Intent. The buyer deposited a down payment of $150,000 with the Company and an additional $50,000 into an interest bearing
account at the date of signing.   As of May 31, 2002, all amounts due under
this sale of assets contract have been satisfied.

              Phoenix International Industries, Inc. and Subsidiaries

               Notes to Consolidated Financial Statements - Continued

Note H - Restricted Cash

As collateral for a stand-by letter of credit securing telephone service provided by BellSouth, the Company has placed on deposit approximately $201,000 in an interest bearing certificate of deposit.

Note I - Advances Due From Officer

As of November 30, 2002, the Company has advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officer's discretion, be used to offset accrued, but unpaid, compensation.

Note J - Property and Equipment

During the fourth quarter of Fiscal 2002 (year ended May 31, 2002), management performed a complete physical inventory of all property and equipment, reevaluated the estimated useful lives of all property and equipment remaining in service at May 31, 2002, and evaluated the potential recoverability of all property and equipment pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". On May 31, 2002, the Company recognized an abandonment of certain previously capitalized property and equipment resulting in a charge to operations of approximately $305,656. Additionally, management established new estimated useful lives of property and equipment as follows:

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

Note K - Accrued Officer Compensation

As of February 28, 2003, the Company has accrued approximately $2,384,000 for earned, but unpaid, compensation to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

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

             Phoenix International Industries, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued

Note L - Convertible Debentures

As of February 28, 2003, the Company has approximately $1,290,885 in issued and outstanding 12.0% convertible debentures that mature in January 2003. The proceeds were used to retire previously issued debt of similar nature. Interest is payable quarterly, in either cash or restricted, unregistered common stock, commencing on December 31, 2001. All interest payments which are not timely made incur a penalty and late fee of 15.0% per annum.

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

In conjunction with the issuance of the convertible debentures, the debentures were issued with an equivalent per share value of common stock below the ending quoted market price of the Company's common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $300,000. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the maturity date of the underlying debentures. Approximately $141,177 has been amortized to operations during the nine months ended February 28,

2003. Upon conversion of any debentures, the related unamortized balance was reclassified to additional paid-in capital.

           Phoenix International Industries, Inc. and Subsidiaries

Note M - Income Taxes

The components of income tax (benefit) expense for the nine months ended February 28, 2003 and 2002, respectively, are as follows:

                                              February 28,   February 28,
                                                 2003           2002
                                              ------------   ------------
             Federal:
               Current                         $     -        $     -
               Deferred                              -              -
                                                     -              -
                                               -------        -------
             State:
               Current                               -              -
               Deferred                              -              -
                                               -------        -------
                                                     -              -
               Total                           $     -        $     -
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

The Company's income tax expense for the nine months ended February 28, 2003 and 2002, respectively, are as follows:

                                                   February 28,  February 28,
                                                      2003          2002
                                                   -----------   -----------

Statutory rate applied to loss before income taxes     $85,000    $(659,000)
Increase (decrease) in income taxes resulting from:
   State income taxes                                        -            -
   Other, including reserve for deferred tax asset     (85,000)     659,000
                                                       -------     --------

       Income tax expense                              $     -    $       -
                                                       =======     ========

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

                                                 May 31,       May 31,
                                                  2002           2001
                                                ----------    ---------
       Deferred tax assets
         Net operating loss carryforwards       $5,195,000    $3,713,000
         Less valuation allowance               (5,195,000)   (3,713,000)
                                                ----------    ----------

       Net Deferred Tax Asset                   $        -    $        -
                                                ==========    ==========

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

In February 2003, the Company issued an aggregate of 2,800,000 shares of restricted, unregistered common stock to 10 separate employees of Epicus as bonus compensation. This transaction was valued on the respective transaction date at approximately the closing quoted market price of the Company's common stock. As a result of this transaction, approximately $56,000 was charged to operations.

In February 2003, the Company issued 500,000 shares of restricted, unregistered common stock to an unrelated entity providing business and financial consulting services. This transaction was valued on the transaction date at approximately the closing quoted market price of the Company's common stock. As a result of this transaction, approximately $10,000 was charged to operations.

During the period from June 1, 2002 through February 28, 2003, the Company issued an aggregate 14,884,592 shares of common stock as a result of the exercise of the conversion of outstanding 12% debentures. Additionally, the Company issued 3,375,000 shares in payment of accrued interest on these debentures. These transactions were valued pursuant to the debenture terms.


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

The Company's operating subsidiary, Epicus, has entered into sublease agreement for office space in Lake Mary, Florida. The lease expires September 24, 2004 and requires monthly rental payments of approximately $11,500 per month for the first 12 months of the sublease term and $11,845 for the remainder of the term. Epicus also has a first right of refusal to acquire additional space contiguous to the new space. Further, the Company has an option to acquire certain office furnishings left in the space by the former tenant at a bargain price if said option is exercised by December 31, 2003. Future payments under this sublease are as follows: year ending December 31, 2003 - approximately $138,000; year ending December 31, 2004 - approximately 106,600."

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

During the quarter ended February 28, 2003, there has been no significant change in any of the above listed litigation.

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

The following is a summary of segment activity for the year ended May 31, 2001:


                               Computer    Telephone   Acquisition
                              Consulting   Services     Services      Totals
                              ----------   ---------   -----------   --------

May 31, 2001
Revenues                      $ 425,729   $3,244,648        $638    $3,671,015
Interest income                       -       46,933       9,636        56,569
Interest expense                      -       47,515     314,754       362,269
Depreciation and amortization     6,637      137,052     134,817       278,506
Segment profit (loss)             7,849   (1,772,879) (2,288,423)   (4,053,453)
Segment assets                  130,659    2,689,127     339,122     1,358,908



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

For the nine and three month periods ended February 28, 2003, EPICUS, Inc. (Epicus), the Company's primary operating subsidiary, reported a separate company net pre tax profit of approximately $1,386,000 and $682,000, respectively, as the result of continued increases in the automation of our provisioning operation, thereby reducing the overall cost of new business, while continuing to increase revenue via sales of the new products in its "Freedom Rings" services. Barring unforeseen developments, we fully expect Epicus to continue increasing its revenue and profitability through the next quarter and the foreseeable future.

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

The Company reported consolidated net revenues of approximately $7,459,000 for the nine month period ended February 28, 2003 compared to consolidated net revenues of approximately $4,594,000 for the comparable nine month period of the preceding year. These revenues resulted from telecommunication service sales generated by Phoenix's principal operating subsidiary, Epicus, as disclosed in the combined financial statement which is included in this filing.

During the Company's nine month period ended February 28, 2003, the Company incurred a consolidated net income of approximately $249,879 compared to a consolidated net loss of $(1,939,053) for the comparable nine month period for the preceding year. The evolution of the net income reflects the increase in revenue from increased sales combined with the effect of cost cutting measures in the Company's principal operating subsidiary, Epicus, which have been enacted over the previous 4 operating quarters.

The Company's operations for the nine and three month periods ended February 28, 2003 continue to be primarily the result of expenses involved with supporting the day to day operation of Epicus, the consolidated company's legacy debt and the expenses of expanding its affiliates' sales operations. Also contributing to the Company loss during the period are the continued expenses associated with operating and maintaining its corporate offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and costs associated with filing the Company's documents with the Securities and Exchange Commission (SEC).

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

Also, as previously reported in the company's filings, during the fiscal year, which ended May 31, 2001, the Company entered into a Secured Convertible Debenture Purchase Agreement consisting of 12% Secured Convertible Debentures, and Common Stock Purchase Warrants, for the initial amount of no less than $2,000,000. This Agreement was constructed in a manner that at the Company's discretion: allows rollovers, additional tranches or other means of raising additional capital beyond the initial $2,000,000. This agreement is with private investors who received the right to register said stock in accordance with the SB-2 Registration Statement prepared by Phoenix's legal counsel and filed with the SEC. A second tranche in the amount of $500,000 has been received per this agreement, and an SB-2 Registration Statement for this amount has been filed, remains in the review and approval process of the SEC and has not yet been declared effective by the SEC.

Despite the Company's net positive cash flows from operations during the nine months ended February 28, 2003 the Company may remain to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

Liquidity and Capital Resources
-------------------------------

The Company, at February 28, 2003, had total assets of approximately $4,392,898 compared to total assets of $3,910,000 at May 31, 2002. This represents an increase of approximately $483,898 related to the increase in accounts receivable due to increased sales in the Company's primary operating subsidiary, Epicus as offset by the recognition of a permanent impairment adjustment to goodwill and other intangible assets in the fourth quarter of Fiscal 2002 (year ended May 31, 2002).

To assist the Company in its cash flow requirements the Company may determine, depending upon the prevailing share price of its stock, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company.

Based upon the Company's present liquid resources, its present operating expenses, and the commitment of its executive officers to continue to defer most or all of their salaries, and if no new revenues are generated from operations or other sources, it is the Company's belief that it will be able to continue operate, but that future growth, if any would be substantially decreased. However, in the near term, the Company does anticipate continued operating revenue increases and growth as a result the business developments by Epicus

The Company's monthly operating expenses during the nine month period ended February 28, 2002, reflect the accrual for salaries payable to Gerard Haryman and Thomas Donaldson, the Company's executive officers at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate actual payment of the accrued compensation amounts to Messrs. Haryman and Donaldson unless and until it begins to sustain future positive cash flow from operations.

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

Part II - Other Information

Item 1 - Legal Proceedings

EPICUS, Inc. (Epicus) has been involved in a dispute with one of its former carriers, Sprint Florida, regarding a default in payment for services. On August 23, 2000, Sprint filed suit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida. We believed that the accusation was incorrect, however after obtaining advice from legal counsel, we decided not to litigate the matter and on December 21, 2000, the carrier was awarded by that court, a default judgment against Epicus in the amount of $321,587.52. In accordance with a Judgment Payment Agreement dated February 15, 2001, Epicus agreed to pay Sprint as follows: Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 was payable on October 15, 2002. While the scheduled payment(s) have not been demanded by Sprint, as of the date of this filing, Management of the Company intends to enter negotiations to renew and/or restructure the payment agreement in order to mitigate any potentially negative effect on the Company's cash flow while satisfying this obligation.

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

During the quarter ended February 28, 2003, there has been no significant change in any of the above listed litigation, except as noted.

Item 2 - Changes in Securities

On February 2, 2003, the Company issued 200,000 shares of restricted, unregistered common stock each to the following Epicus employes: John Conte, Paul Hazlett, Tammy Aziz, Angela Lee, Eric Fink, Michael Townes, Ginny Bohrer, John Wind and Robin Gennell for performance bonuses. Further, the Company issued 1,000,000 shares of restricted, unregistered common stock to Mark Richards as a performance bonus. These aggregate transactions were valued on the respective transaction date at approximately the closing quoted market price of the Company's common stock. As a result of this transaction, approximately $56,000 was charged to operations.

On February 20, 2003, the Company issued 500,000 shares of restricted, unregistered common stock to Maximum Ventures, Inc. for business and financial consulting services. This transaction was valued on the transaction date at approximately the closing quoted market price of the Company's common stock. As a result of this transaction, approximately $10,000 was charged to operations.

During the period from September 25, 2002 through February 28, 2003, the Company issued an aggregate 17,384,592 shares of common stock to AJW Partners, LLC and New Millennium Capital Partners, LLC as a result of the exercise of the conversion of outstanding 12% debentures. Additionally, the Company issued 3,375,000 shares in payment of accrued interest on these debentures. These transactions were valued pursuant to the debenture terms.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended February 28, 2003.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits
--------

 99.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

     None

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Phoenix International Industries, Inc.


Dated: April 8, 2003             /s/ Gerard Haryman
                                -------------------------------------
                                Gerard Haryman
                                President, Chief Executive Officer
                                Chief Financial Officer and Director

      Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Phoenix International Industries, Inc. (Registrant) on Form 10-QSB for the quarter ended February 28, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Gerard Haryman, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, that:

  1) I have reviewed this Quarterly Report on Form 10-QSB of Phoenix International Industries, Inc. for the quarter ended February 28, 2003.

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


  /s/ Gerard Haryman                       Dated: April 8, 2003
  ---------------------------                     -------------
  Gerard Haryman
  Chief Executive Officer and
  Chief Financial Officer