Form 10-K
period 2003-05-31
EPICUS COMMUNICATIONS GROUP INC
filed 2003-09-10
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

               Annual Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the fiscal year ended MAY 31, 2003
                                           ------------

  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

       For the transition period from ___________ To _________________


                        Commission File No.000-17058

                      EPICUS COMMUNICATIONS GROUP, INC.
    ----------------------------------------------------------------
    Exact name of small business issuer as specified in its charter,

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

                      May 31, 2003 - 113,817,571
                      --------------------------

Transitional Small Business Disclosure Format

                     Yes [ ]               No [X]

Common Stock, $.001 par value

                EPICUS COMMUNICATIONS GROUP, INC.
                         INDEX TO 10-KSB

                                                                       PAGE
                                                                       ----
PART I

        ITEM 1  DESCRIPTION OF BUSINESS                                  3
        ITEM 2  DESCRIPTION OF PROPERTY                                  4
        ITEM 3  LEGAL PROCEEDINGS                                        5
        ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      5

PART II

        ITEM 5  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                            5
        ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                    6
        ITEM 7  FINANCIAL STATEMENTS                                    10
        ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                10

PART III

        ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT                                   11
        ITEM 10 EXECUTIVE COMPENSATION                                  11
        ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS        12
        ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          13
        ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                        13
        ITEM 14 CONTROLS AND PROCEDURES                                 13

SIGNATURES                                                              14

                              PART I

          CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                ITEM 1 - DESCRIPTION OF BUSINESS

Epicus Communications Group, Inc. (hereinafter also referred to as "Epicus Group"), (formerly known as Phoenix International Industries, Inc.), is a holding company, with primary interests in the telecommunications industry. During the years ending on May 31, 2003 and 2002, the Company consisted of Epicus Communications Group, Inc. (formerly Phoenix International Industries, Inc.), the parent company and three wholly owned subsidiaries, EPICUS, Inc., which is the primary, and only active operating subsidiary, Moye & Associates (dba "TheBest.Net"), and Mic-Mac Investments, Inc. Moye & Associates and Mic-Mac Investments, Inc are currently inactive. For Fiscal 2003, our total cash resources were derived from telecommunication service revenues and the sale of Epicus Group common stock.

HISTORICAL DEVELOPMENT

We were incorporated on July 22 1985, pursuant to the laws of the State of Florida under the name "Hydrobac, Inc. On July 7, 1986, the company's name was changed to "ProBac, Inc." and on October 5, 1994, our name was changed to Trident Environmental Systems, Inc. During those periods our primary business was in various types of products and systems for use in the environmental clean-up industry.

On October 2, 1996, our name was changed to Phoenix International Industries, Inc. and our common stock was reverse split 15 to 1. Our shareholders approved Amendments to the Articles of Incorporation, changing the authorized capital to 200,000,000 shares of common stock, $0.001 par value, and up to 5,000 shares of Preferred Stock, $0.001 par value, for use as needed. From January 1996 through May 31, 1997, we sought suitable acquisition targets.

On April 9, 1998, we acquired 100% of the outstanding stock of Mic Mac Investments, Inc., a long distance telephone service "reseller" specializing in the hospitality industry. Mic-Mac ceased to operate late in the third quarter of fiscal 1999, and had no remaining assets or liabilities as of May 31, 1999, and Epicus Group wrote off its remaining investment in them in that fiscal year. Although this subsidiary has ceased all operating activities, Mic-Mac, Inc., remains a subsidiary of the Company until a decision is made as to its future.

During Fiscal 2000, we acquired 100% of the stock of Telephone Company of Central Florida, Inc. ("TCCF"). TCCF is a "competitive local exchange carrier" ("CLEC") telephone company and a reseller of other telecommunications services. At the start of our acquisition negotiations, TCCF was operating under the protection of Chapter 11 of the Federal Bankruptcy Act. The effective date of the closing was ten days after the Order of Confirmation was issued by the Bankruptcy Court. The Order of Confirmation was issued on June 9, 1999 and TCCF began operating as a reorganized debtor on that date. We acquired TCCF within ten days of the Confirmation Order. On January 17, 2001 the name of TCCF was changed to EPICUS, Inc.

On July 28, 2000, we acquired 100% of the stock of Moye & Associates, Inc. of St. Simons Island Georgia. Moye & Associates' primary business was that of an Internet Service Provider (ISP) known as "TheBest.Net". This move was seen by the company as synergetic with, and a possible
future merger into TCCF.   On July 19, 2001, the Company signed a Letter
of Intent to sell the active clients of Moye. The buyer paid $133.33 for each existing"dial-up" and "domain hosting client". It was estimated that there were between approximately 1,500 and 2,700 active fee-for-service clients on the date of signing the Letter of Intent. The buyer deposited a down payment of $150,000 with the Company and an additional

$50,000 into an interest bearing account at the date of signing.   As of
May 31, 2002, all amounts due under this sale of assets contract had been satisfied.

During Fiscal 2003, the Company issued approximately 500,000 shares of restricted, unregistered common stock to Tully Moye in complete settlement of all remaining obligations related to the acquisition and disposition of Moye & Associates, Inc. (dba TheBest.Net).

BUSINESS OF AFFILIATES

EPICUS, Inc.

Our primary and currently only active subsidiary, EPICUS, Inc., is a multi-service telecommunications company with approximately 30,000 active accounts incorporating approximately 50,000 lines, in both the residential and business markets. We focus on developing integrated telephone service in the Competitive Local Exchange Carrier area of the telecommunications industry. Like many other emerging Competitive Local Exchange Carriers, our entry in this industry was facilitated by the passing of the Telecommunications Act of 1996 which allows Competitive Local Exchange Carriers to lease various elements of the networks of the Incumbent Local Exchange Carriers that are necessary to provide local telephone service in a cost-effective manner. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, data and dial up access to the Internet. We are certified to offer long distance and internet services in the 48 contiguous states. We are currently supplying local and long distance service to customers in 7 of the 9 states in the BellSouth System. Additionally, we have long distance customers in 40 of the 48 states in which we are certified.

We have built our company by primarily focusing on being in the vanguard of new telecommunication products and services such as our "Freedom Rings[TM] and AccessNOW[TM] voice and data services brands, and creating software systems and processes to deliver telecommunication services over leased networks, instead of concentrating on buying switches and hardware to build a very expensive network, which could be severely under-utilized for a potentially long period of time. In our opinion, it is that major expense which has led to the demise of many emerging telephone companies. Instead, we have built a scalable operating platform that can provision a local phone line, read usage records, rate phone calls for billing purposes, and prepare monthly invoices to customers. We can bill all of a customers telecommunication services on one itemized bill.

Because of the expense and complexity of the business, we have focused on improving our performance through automation. We believe one of the greatest accomplishments in building our business over the past three years was the development of our own operational support systems ("OSS"). It is these systems that allow us to rapidly execute our customers orders, for example: orders for new service and repair orders, plus real time information on billing and collections. It is more economic, more efficient and more accurate than being totally dependant upon outside sources and clerical performance.

MOYE & ASSOCIATES, INC. (TheBest.Net)

Moye & Associates, dba "TheBest.Net" (a Georgia corporation) was primarily an Internet Service Provider (ISP). To raise additional operating capital, in July 2001, Epicus Group sold the customers of The Best.Net. for $200,000 to another Internet Service Provider. Epicus Group plans to keep the corporation current, but inactive, until a suitable use can be found for it.

MIC-MAC INVESTMENTS, INC. ("Mic-Mac")

Mic-Mac Investments, Inc. and Hospitality Telecom (together "Hospitality") were acquired on April 1, 1998. Hospitality ceased to operate late in the third quarter of fiscal 1999, claiming they could not meet their business plan projections or continue without Epicus Group acquiring a long distance telephone company, and since it had no remaining assets or liabilities as of May 31, 1999, we wrote off our remaining investment in them in that fiscal year. Although it has ceased to operate, Mic-Mac, Inc. remains the property of the Company until a decision is made as to its future.

EMPLOYEES

As of May 31, 2003, including our affiliates, we had 56 employees.

PATENTS

The Company owns two patents for solidification of environmental waste, which were acquired when the Company was involved in that business. However, the Company is no longer in such business and it is believed by the Company that these patents are of very little value today, as they have been rendered obsolete due to the rapid development of the environmental clean-up industry.

                 ITEM 2  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 1750 Osceola Drive, West Palm Beach, Florida 33409 and our telephone number is (561) 688-0440. This space is approximately 1,500 square feet including three offices and a conference room. The annual lease cost is $3,500.00 per month, plus expenses and expired in August 2002. The property is owned by a corporation owned by the Company's President and Chief Executive Officer. The Company continues to occupy the property on a month to month basis while a new lease is being negotiated.

The Company's operating subsidiary, Epicus, has entered into sublease agreement for office space in Lake Mary, Florida. The lease expires September 24, 2004 and requires monthly rental payments of approximately $11,500 per month for the first 12 months of the sublease term and $11,845 for the remainder of the term. Epicus also has a first right of refusal to acquire additional space contiguous to the new space. Further, the Company has an option to acquire certain office furnishings left in the space by the former tenant at a bargain price if said option is exercised by December 31, 2003. Future payments under this sublease are as follows: year ending December 31, 2003 - approximately $138,000; year ending December 31, 2004 - approximately $106,600.


                   ITEM 3 - LEGAL PROCEEDINGS

In June of 2002, AT&T filed suit against Epicus Group in the amount of $480,796 alleging non-payment of charges. Epicus Group has consistently denied responsibility for the charges and negotiations have been ongoing in an attempt to resolve this dispute. The matter has gone to mediation and a verbal agreement for a settlement in the amount of $120,000 has been reached. The matter is awaiting final written approval and agreement on the settlement and its terms of payment.

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


  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During Fiscal 2003, there were no matters submitted to a vote of the shareholders of Epicus Communications Group, Inc. (formerly Phoenix International Industries, Inc.).


                             PART II

ITEM 5 - MARKET  FOR COMMON  EQUITY AND RELATED STOCKHOLDERS MATTERS

There are 200,000,000 shares of Common Stock authorized for issuance. Of this amount, 113,817,571 shares are currently issued and outstanding. There are 5,000 shares of Preferred Stock authorized, the designation and rights of which are to be determined by the Board of Directors.

The following table sets forth the range of high and low bid prices as reported on the OTCBB during the periods commencing:

                                         Closing Bid            Closing Ask
                                        High       Low         High      Low
 Calendar 2001
   01/01/01 through 03/31/01            .26        .03         .23       .032
   04/01/01 through 06/30/01            .129       .06         .145      .072
   07/01/01 through 09/30/01            .10        .06         .11       .07
   10/01/01 through 12/31/01            .08        .04         .09       .05


 Calendar 2002
   01/02/02 through 03/31/02            .04        .05         .05       .06
   04/01/02 through 06/30/02            .05        .03         .06       .04
   07/01/02 through 09/30/02            .06        .01         .05       .02
   10/01/02 through 12/31/02            .05        .01         .04       .01

 Calendar 2003
   01/02/03 through 03/31/03            .03        .01         .03       .01
   04/01/03 through 06/30/03            .13        .02         .08       .04


The price of shares have been adjusted for all stock splits, and are based on inter-dealer prices as the company is listed on the electronic over the counter bulletin board.

DIVIDENDS

The Company has paid no dividends during the past five fiscal years on any class of its issued and outstanding securities. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other tier things, upon the Company's earnings, its capital requirements and its financial condition, as well; as other relevant factors. By reason of the Company's present financial condition, the Company does not contemplate or anticipate paying any dividends on ,the Common Stock in the foreseeable future.

STOCK OPTION PLAN

On May 31, 1998, the Company's Board of Directors adopted a Stock Option Plan far its employees, directors and consultants. On April 24, 2001 file a form S-8 to register 5,000,000 underlying shares of that stock option plan. To date 4,296,277 shares of the current stock plan amount of 5,000,000 have been issued.

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


  ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years ending May 31, 2003 and May 31, 2002

For the year ending May 31, 2003, the Company reported revenues of $10,412,586, with a gross profit of $4,370,190 with operating expenses of $5,883,333 and an operating loss of $(1,513,143) versus the year ending May 31, 2002 with revenues of $6,029,792 and a gross profit of $2,849,333 with operating expenses of $6,516,117 and an operating loss of $(3,666,784). These revenues were solely derived from telecommunication service sales generated by Epicus Group's operating subsidiary, Epicus, Inc., as disclosed in the combined financial statement which is included in this filing.

The year 2003's increase in gross profit was primarily attributable to an increase in revenue coupled with lower cost of sales resulting from more favorable pricing from several suppliers. The reduction in our net loss was primarily the result of the decrease in staffing of both sales and operational personnel. If we can maintain the current revenue growth and favorable profit ratios, we anticipate the net loss to be eliminated and to earn a net profit for the year ending May 31, 2004.

Our current high profit ratio is a direct result of increased computerization of billing and provisioning, plus increased independent agent sales which are only commissioned, not salaried plus commission. Our "in house" sales staff has also been greatly reduced as more emphasis is placed on developing our independent agent sales network.

During the year ended May 31, 2003, we incurred a net loss of $(1,630,372) compared to net losses of $(5,246,444) for the preceding year. A significant portion of our net loss for the year ended May 31, 2003, continue to be the result of paying down previously incurred long and short term debts and the debt service associated with those debts.

Also contributing to our loss during the period are the continued expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company. We also incurred non-cash expenses associated with the issuance of 17,384,592 shares of stock to the holders of our convertible debenture.

In order for us to pay our operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, we have been dependent upon the funds provided by non-interest bearing loans from our executive officers, directors and shareholders, and the sale of stock in prior periods under the terms and conditions of Regulation S of the Securities Act of 1933.

We still continue to be dependent upon the willingness of our executive officers/directors and consultants to accept shares and/or defer compensation for continued services to us, which services we consider to be valuable and necessary to our continued operations.

In Fiscal 2000, under the Bankruptcy "Plan of Reorganization", we purchased and acquired 100% of the common stock of Epicus, Inc., and as the "Reorganized Debtor" we operate Epicus, Inc's. business. In addition to the payment of $570,000 ten days after the Plan of Reorganization was approved by the Court; a "Creditors Trust" was established for all "Allowed Unsecured Claims in excess of $1,000, into which we paid an initial deposit of $100,000 and are to continue to make semi-annual deposits of $100,000 each to a maximum of $500,000. In July of 2001 an agreement was made with the Creditors Committee to reduce the semi-annual payment to $50,000, on which the company is currently in arrears. There remains a balance due to the Creditors Trust of $350,000. For "Priority Claims" we agreed to pay a maximum of $300,000 over a 6 year period plus 8% simple interest with an initial deposit of $25,000. There is no structured payment amount scheduled for the priority claims. There is a balance remaining for Priority Claims of $275,000 plus interest of 8%. The total balance due on the purchase of EPICUS is $625,000 plus applicable interest.

Discontinued Operations

In addition to EPICUS, we plan to continue to increase our presence in the telecommunications industry. With that plan in mind on August 8,2000, we announced the purchase of Moye & Associates, Inc., of St. Simons, Georgia, the owner/operator of "The Best Net" an Internet Service
Provider, Web Site Host and E-commerce Company.

On July 27,2001 in order to solve a need for additional operating capital, The Best Net's customer base was sold, the balance of its assets were merged into EPICUS, and it became a discontinued operation. Although it has ceased to operate, Moye & Associates, Inc. remains the property of the Company until a decision is made as to its future.

Mic-Mac Investments, Inc. and Hospitality Telecom (together
"Hospitality") were acquired on April 1, 1998. For the period from the date of acquisition through May 31, 1998, Hospitality had revenues of$15,634 and expenses of $30,404.

Hospitality ceased to operate late in the third quarter of fiscal 1999, claiming they could not meet their business plan projections or continue without Epicus capitalizing them far above the initial plan. Hospitality Telecom had no remaining assets or liabilities as of May 31, 1999, and Epicus Group wrote off its remaining investment in them in that fiscal year.

Although it has ceased to operate, Mic-Mac, Inc., remains the property of the Company until a decision is made as to its future.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2003, Epicus Group had $65,191 in cash in its operating account. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

During the years ending May 31, 2003 and 2002, respectively, we issued 39,485,244 and 25,430,770 shares of common stock to settle acquisitions, various financial and business consulting services, exercise of options granted under our employee stock option plan, executive and employee compensation, an offshore investment under "Regulation S", and conversion of our outstanding convertible debenture and payment of accrued interest thereon.

Previously, the Company has funded its capital requirements for operating cash flow, by loans against its accounts receivable, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During the 12 months ended May 31, 2003, the Company has been and is continuing to attempt to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth.

To that end on July 11, 2001, the Company sold $2,000,000 in convertible debentures. On May 1, 2003, as reported on Form 8-K, filed with the SEC on May 7, 2003, the Company entered into a "Debenture Redemption Agreement" with the holders of the convertible debentures. This was done in order to extend the "due date" of the loans backed by the debentures and to obtain a more favorable method of paying off the notes.
Additional detail on the "Debenture Redemption Agreement" is presented below.

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

Our monthly operating expenses reflect the accrual of salaries due to Gerard Haryman and Thomas Donaldson, our executive officers, at the rate of $20,833 and $8,600 per month respectively, which have not been paid. We do not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until we begin to generate positive cash flow from operations.

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

Our independent auditors have issued their report dated August 21, 2003 on our consolidated financial statements as of May 31, 2003, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to our ability to continue as a going concern are the following: we have experienced cumulative operating losses for the previous three-year period of approximately $15,600,000 and has used cash in operating activities for the same period of approximately $4,636,000, have insufficient working capital and will continue to incur selling, general and administrative expenses. Additionally, realization of certain assets is dependent upon our ability to meet our future financing requirements, the success of future operations and our continued funding by our CEO and the sale of common stock.

These conditions raise substantial doubt about our ability continue as a going concern. We have a history of operating losses and may continue to incur operating losses. We will most likely require additional financing and, if we are unable to raise such funds, our operations may be adversely affected.

At May 31, 2003, we had current assets of $3,085,078 and total assets of $3,838,694. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all. Based upon our present liquid resources, our present operating expenses, and the commitment of our executive officers to continue to defer most or all of their salaries, and if no increased revenues are generated from operations or other sources, we believe we will be able to operate for a minimum of twelve months. If additional funds are required, but cannot be raised, it will have an adverse effect upon our operations. To the extent that additional funds are obtained by the sale of equity securities, our stockholders may sustain significant dilution.

CONVERTIBLE DEBENTURES

On September 28, 2001, a consortium of four (4) separate investment entities under common management purchased 12% convertible debentures from the Company and were issued the right to receive warrants to purchase an aggregate of 3,500,000 shares of common stock from the Company in a future private placement transaction.

As of May 31, 2003, the Company has issued and outstanding approximately $1,255,128 in 12.0% convertible debentures (Debentures). Interest on the debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such Debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Company's option, in either cash or restricted, unregistered common stock. The Debentures must be prepaid if an event of default occurs under the Debentures and at the Company's option may be prepaid within thirty days of the original issue date of the Debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the Debenture documents and could result in the acceleration of all amounts due under the Debentures.

On May 1, 2003, the Company and the Debenture Holders entered into a Debenture Redemption Agreement (Redemption Agreement). The Redemption Agreement sets forth the following terms and conditions related to the Debentures on an ongoing basis:

  a. Redemption Schedule; Payment of Net Redemption Amount: The Company shall pay the Net Redemption Price to the Debenture Holders in monthly installments in the amount of $40,000 (the "Monthly Redemption Payment"), with the first installment thereof due on July 1, 2003 and subsequent installments thereof due on the first business day of each succeeding month (each, a "Payment Date") until the Net Redemption Amount has been paid in full.
     The Company shall pay the Debenture Holders by wire transfer of immediately available funds pursuant to the Debenture Holders' written instructions. The Monthly Redemption Payment shall be applied with respect to the Debenture Holders in the following order: (i) Accrued Interest, (ii) Redemption Premium, and (iii) outstanding principal balance of the Owned Debentures.

  b. Prohibited Conversions: The Debenture Holders shall not convert the Owned Debentures into shares of the Company's common stock, par value $0.001 per share (the "Shares") during the period commencing on the date hereof and ending on June 30, 2003 (the "Prohibited Period").

  c. Permitted Conversions: Following the Prohibited Period, the Debenture Holders shall be permitted to convert its Owned Debentures, to the extent such Owned Debentures have not been previously redeemed hereunder, into Shares in accordance with the terms and subject to the conditions of the Owned Debentures, subject to the following restrictions:

       (1) If the last reported sale price of the Shares on the Over-the-Counter Bulletin Board as reported by Bloomberg (the "Price") is less than $.10 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 300,000 Shares every thirty (30) days during the period in which the Price remains less than $.10 per Share,
       (2) If the Price is equal to or exceeds $.10 per Share but is less than $.20 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 500,000 Shares every thirty (30) days during the period that the Price is equal to or exceeds $.10 per Share but is less than $.20 per Share,
       (3) If the Price is equal to or exceeds $.20 per Share but is less than $.30 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 750,000 Shares every thirty (30) days during the period that the Price is equal to or exceeds $.20 per Share but is less than $.30 per Share, and
       (4) If the Price is equal to or exceeds $.30 per Share, then the Debenture Holders shall not be restricted by the Company hereunder with respect to the number of Shares into which the Debentures may be converted during the period that the Price is equal to or exceeds $.30 per Share, provided, however, that if the Company fails to
               (i) make the Monthly Redemption Payment pursuant to
               Section 2 hereof within five (5) business days following the Payment Date or (ii) pay any delinquent amounts that are due and owing under this Agreement, then the foregoing restrictions on the Debenture Holders' right to convert their Owned Debentures into Shares shall be suspended until the first day of the next month following the date that the Monthly Redemption Payment is received in full by the Debenture Holders.

  d. Issuance of Additional Shares: The Company shall issue and deliver to the Debenture Holders shares of common stock representing, in the aggregate, one percent (1%) of the outstanding shares of the Company on the earlier to occur of: (i) the date of full conversion by the Debenture Holders of all of the Owned Debentures and (ii) the date of payment by the Company of the total Aggregate Redemption Price (collectively, the "Additional Shares").

  e. Interest: Interest on the outstanding balance of the Owned
     Debentures shall continue to accrue following the date hereof as specified in the respective Owned Debenture and shall be payable in cash or Shares in accordance with the terms thereof.

  f. Effectiveness of the Registration Statement: The Company shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (i) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures,
     (b) accrued interest on the Debenture Holders's Owned Debentures and (c) a premium equal to thirty percent (30%) of the sum of (a) and (b) (the "Registration Penalty"). The Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's option. If a Debenture Holders elects to receive the Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached
     Schedule II.

  g. Effect of Breach: In the event of a breach by the Company of any of the provisions of this Agreement, either by a failure to timely make any payment or failure to effect any conversion by the Debenture Holders or otherwise, in addition to any other remedies available to the Debenture Holders in law or equity with respect to such breach, the applicable discount to the market price of the Owned Debentures shall permanently be amended from fifty percent (50%) to seventy-five percent (75%).

In conjunction with the issuance of the convertible debentures, the debentures were issued with an equivalent per share value of common stock below the ending quoted market price of the Company's common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $300,000. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the maturity date of the underlying debentures. Approximately $141,177 and $158,823 was amortized to operations during the years ended May 31, 2003 and 2002, respectively.

                  ITEM 7 - FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.


ITEM 8 - CHANGES IN, AND DISAGREEMENT WITH, ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

The Company's financial statements for the fiscal years ended May 31, 2001, 2000 and 1999 were audited by the firm of Wieseneck, Andres and Company, P.A. (Wieseneck) of North Palm Beach, Florida.

On July 15, 2002, the Company's Board of Directors made a decision to terminate the services of Wieseneck as the Company's independent auditors. The termination of Wieseneck resulted from a business decision made by the Board of Directors.

The Company informally notified Wieseneck of the Board's decision, concurrent with the Board action. The Company confirmed the dismissal of Wieseneck in writing on August 7, 2002. The Company furnished Wieseneck with a copies of the Form 8-K and Form 8-K/A, as filed by the Company and requested Wieseneck to provide a letter addressed to the SEC stating that it agrees with the statements in the immediately preceding paragraph.

Wieseneck's audit opinion on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's fiscal years ended May 31, 2001 and 2000 and from May 31, 2001 to the date of the filing of the respective Form 8-K or Form 8-K/A, there were no disagreements with Wieseneck on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. Additionally, there were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's fiscal years ended May 31, 2001 and 2000 and from May 31, 2001 to the date of the filing of the respective Form 8-K or Form 8-K/A.

On July 16, 2002, the Company's Board of Directors approved the retention of the accounting firm of S. W. Hatfield, CPA of Dallas, Texas as its independent auditors for the fiscal year ending May 31,2002 and subsequent periods. During the Company's two most recent fiscal years ended May 31, 2002, and the subsequent interim periods through the date of the filing of the respective Form 8-K or Form 8-K/A, the Company did not consult with S. W. Hatfield, CPA regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

As a result of the change in independent accountants, the Company found it necessary to file a Form 12b-25, Notice of Late Filing, dated August 28, 2002. At that time the Company believed its form 10-KSB would have been successfully completed and filed within the 15 day extension period as required. However, Wieseneck did not respond to our successor auditor's inquiries, made in accordance with Statement of Auditing Standards No. 84, nor did they fully cooperate with the Company in transmitting copies of all requested workpapers and schedules prepared by them that could be construed as Company records necessary for S. W. Hatfield, CPA to complete the 2002 audit, resulting in the Company not being able to file its 10-KSB within the additional allocated time period. This change in the Company's independent auditors, and the lack of cooperation caused delay in the filing of its 2002 Annual Report.

Additionally, as of this date, Wieseneck has not yet provided a letter, as is required, to be included as an exhibit on our Form 8-K/A dated August 7, 2002, stating that they agree or disagree with the Company's statement that of during the period Wieseneck, Andres & Company, P.A., were acting as our independent accountants, there were no disagreement(s) with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company will file a further amendment to that Form 8-K/A upon receipt of that letter. As of the date of this filing, Wieseneck has not complied with the requirements of the SEC.

  ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our executive officers and directors. Each director serves a term of one year or until a successor is elected.

         Name                    Age          Position Held and Tenure
         ----                    ---          ------------------------
   Gerard Haryman                59              President, CEO,
                                                  acting CFO &
                                              Chairman of the Board

   Thomas Donaldson              60           Vice President, Secretary
                                                    & Director

   Timothy Palmer                57                  Director


Gerard Haryman, has served as our Chairman of the Board, President and Chief Executive Officer since January of 1996. Previously and concurrently, since 1981 to the present, Mr. Haryman has been President and Chief Executive Officer of SA, Sitmo, developers and builders of commercial and residential properties throughout Europe, with corporate offices in Paris, France. Mr. Haryman has also been involved in the development of residential property in the Palm Beach area since 1988, and during that period has also served on the Board of Directors of several other companies, both public and private . Mr. Haryman attended the "Institute General de Finance" in Paris, France majoring in finance and administration.

Thomas N. Donaldson, since February of 1993, Mr. Donaldson has been and officer and director of Epicus Group (fka) Phoenix International Industries, Inc., and of Trident Environmental Systems, Phoenix's
predecessor.   Prior to his entering the public company arena, he had an
extremely successful background in the electronic media, both television and radio. Before being promoted to executive level management, he was an award winning Producer/Director at both the local and network levels. Additionally, he was a majority partner in the television production company, "American Televent", which produced commercials and syndicated programming. Mr. Donaldson attended both the University of Miami and the University of Paris.

Timothy Palmer, since October 1993 Mr. Palmer has been President of HDX 9000, Inc., of New York and West Palm Beach, Florida, a computer and business consulting firm. He has been a Director of the Company since July 1997. From March 1997 to the present, he has been President of Quality Advantage, Ltd. of Kingston, Jamaica, a computer and business consulting firm. Prior to October 1993, he was manager of the Palmer Family Trust in London, England. Mr. Palmer holds a Bachelor of Commerce Degree from McGill University in Montreal, Canada.


                 ITEM 10 - EXECUTIVE COMPENSATION

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

Summary Compensation Table

Name and
Principal                                    Annual                   Restricted   Options/    LTIP
Position               Year       Salary     Bonus    Compensation      Stock      SARs(#)

Gerard Haryman         2003     250,000(1)    -0-         -0-            -0-         -0-       -0-
Pres./CEO/Dir.         2002     250,000(1)    -0-         -0-            -0-         -0-       -0-
                       2001     250,000(1)    -0-         -0-            -0-         -0-       -0-

Thomas Donaldson       2003     104,000(1)    -0-         -0-            -0-         -0-       -0-
VP/COO/Dir.            2002     104,000(1)    -0-         -0-            -0-         -0-       -0-
                       2001     104,000(1)    -0-         -0-            -0-         -0-       -0-

(1) Due to our cash position, Mr. Haryman and Mr. Donaldson have deferred payment of all or part of their salaries and bonuses.

(2) Mr. Haryman received a grant of 1,400,000 shares of our common stock on April 8, 2000 valued at $1,484,000 and 2,000,000 shares on February 1, 2001 valued at $538,000 and 300,000 shares on July 16,2001 valued at $21,000.

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


EMPLOYMENT AGREEMENTS

We currently have no Employment Contracts in effect.


COMPENSATION OF DIRECTORS

Each of our Directors is to receive 12,000 shares of common stock for each year cumulative of service plus reimbursement of out-of-pocket expenses.


OUTSIDE DIRECTORS

Currently, the Company has only one outside Director, Timothy Palmer.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                    Percentage of
Name and Address              Common Stock           Class(1)(2)
Gerard Haryman
President/CEO
1750 Osceola Drive
West Palm Beach, FL  33409     4,273,948(3)              3.8%

Thomas Donaldson
VP/COO, Director
1750 Osceola Drive
West Palm Beach, FL  33409        100,000                 *

Timothy Palmer, Director
1750 Osceola Drive
West Palm Beach, FL  33409        500,000                 *

All Directors and Executive
Officers as a Group             4,873,948                4.2%

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

(2) Percentage based on 113,817,571 shares outstanding as of May 31, 2003.

(3) Includes 280,000 shares owned by Mr. Haryman's wife that are deemed beneficially to be owned by him.


BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following persons failed to file Form 5 for the fiscal year:

 Gerard Haryman
 Thomas Donaldson
 Timothy Palmer

     ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company was a party to and has a direct or indirect material interest in the following transactions during the years ended May 31, 2003 and 2002, respectively:

The Company leases it's executive offices in West Palm Beach, Florida from a corporation owned by Gerard Haryman, the Company's President and Chief Executive Officer. The terms and conditions of this arrangement are discussed in Item 2 - Description of Property.

During Fiscal 2003 and 2002, respectively, the Company received (repaid) interest bearing advances either directly from Gerard Haryman, the Company's President and Chief Executive Officer or entities affiliated with Gerard Haryman in the net amounts of approximately $(105,715) and $469,718.


            ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

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

(10)    Material Contracts

Some of the Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 195 under the Securities and Exchange Ad: of 1934, filed April 1, 1998 with the Securities and Exchange Commission - The Contracts for the sale of ITC and the purchases of Hospitality Telecom Corp (formerly Mic Mac Investments, Inc.)and Cambridge Gas Transport Corporation, were included in Epicus Group's (formerly Phoenix International Industries, Inc.'s) 10-KSB for the year ended May 31, 1998 and are incorporated herein by reference.


23.1  Consent of Independent Certified Public Accountants

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
      2002

32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002


Reports on Form 8-K
-------------------

May 5, 2003  Announcing the name change from Phoenix International
             Industries, Inc. to Epicus Communications Group, Inc.

May 7, 2003  Announcing the execution on May 1, 2003 of a "Debenture
             Redemption Agreement" with the holders of the Company's outstanding convertible debentures.


                ITEM 14 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EPICUS COMMUNICATIONS GROUP, INC.

Date: September 10, 2003                         By:    /s/ Gerard Haryman
                                                    ----------------------
                                                    Gerard Haryman
                                       President, Chief Executive Officer,
                                        Acting Chief Financial Officer and
                                                                  Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on, the dates indicated,

Date: September 10, 2003                         By:    /s/ Gerard Haryman
                                                    ----------------------
                                                            Gerard Haryman
                                       President, Chief Executive Officer,
                                        Acting Chief Financial Officer and
                                                                  Director


Date: September 10, 2003                       By: /s/ Thomas N. Donaldson
                                                  ------------------------
                                                       Thomas N. Donaldson
                                                 Vice President, Secretary
                                                              and Director


Date: September 10, 2003                          By:   /s/ Timothy Palmer
                                                     ---------------------
                                                            Timothy Palmer
                                                                  Director

          EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
    (formerly Phoenix International Industries, Inc. and Subsidiaries)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----

Report of Independent Certified Public Accountants                F-2

Consolidated Financial Statements

 Consolidated Balance Sheets
   as of May 31, 2003 and 2002                                    F-3

 Consolidated Statements of Operations and Comprehensive Loss
  for the years ended May 31, 2003 and 2002                       F-5

 Consolidated Statement of Changes in Stockholders' Equity
  for the years ended May 31, 2003 and 2002                       F-7

 Consolidated Statements of Cash Flows
  for the years ended May 31, 2003 and 2002                       F-8

 Notes to Consolidated Financial Statements                       F-10

S. W. Hatfield, CPA                                 P.O. Box 820395
Use our past to assist your future.[sm]       Dallas, TX 75382-0395

(214) 342-9635 (voice)                         (214) 342-9601 (fax)


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
        --------------------------------------------------


Board of Directors and Stockholders
Epicus Communications Group, Inc.
 (Formerly Phoenix International Industries, Inc.)

We have audited the accompanying consolidated balance sheet of Epicus Communications Group, Inc. (formerly Phoenix International Industries, Inc.) (a Florida corporation) and Subsidiaries as of May 31, 2003 and 2002 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended May 31, 2003 and 2002, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicus Communications Group, Inc. (formerly Phoenix International Industries, Inc.) as of May 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended May 31, 2003 and 2002, respectively, in conformity with accounting principles generally accepted in the United States of America.

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



                                          /s/ S. W. Hatfield, CPA
                                          ------------------------------
                                              S. W. HATFIELD, CPA
Dallas, Texas
August 21, 2003

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly Phoenix International Industries, Inc. and Subsidiaries)
                   CONSOLIDATED BALANCE SHEETS
                      May 31, 2003 and 2002

                                                        May 31, 2003   May 31, 2002
                                                        ------------   ------------
                              ASSETS
                              ------
Current Assets
 Cash on hand and in bank                               $     65,191   $        850
 Accounts receivable - Trade
  net of allowance for doubtful accounts
  of approximately $750,000 and $185,000, respectively     3,004,887      1,353,660
 Advances due from officer                                    15,000         15,000
                                                        ------------   ------------
  Total current assets                                     3,085,078      1,369,510
                                                        ------------   ------------

Property and equipment - at cost                             574,833        562,355
 Less Accumulated depreciation                              (291,039)      (228,659)
                                                        ------------   ------------
  Net property and equipment                                 283,794        333,696
                                                        ------------   ------------

Other Assets
 Deposits                                                    214,717        207,898
 Restricted cash                                             201,296        203,798
 Assets held for sale                                         30,285              -
 Trademark and corporate name development costs               23,524         23,524
                                                        ------------   ------------
   Total other assets                                        469,822        435,220
                                                        ------------   ------------

TOTAL ASSETS                                            $  3,838,694   $  2,138,426
                                                        ============   ============



                          - Continued -











The accompanying notes are an integral part of these consolidated financial statements.

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly Phoenix International Industries, Inc. and Subsidiaries)
             CONSOLIDATED BALANCE SHEETS - CONTINUED
                      May 31, 2003 and 2002

                                                        May 31, 2003   May 31, 2002
                                                        ------------   ------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
 Bank overdraft                                         $          -   $     74,206
 Notes payable to banks and other                          1,308,878      1,363,093
 Accounts payable - trade                                  3,880,830      2,531,854
 Accrued sales and service taxes payable                   1,268,450        623,677
 Accrued payroll and payroll taxes payable                   494,551        286,719
 Accrued rent payable to affiliate                           132,067         90,468
 Accrued interest payable                                    884,148        527,243
 Accrued officer compensation                              2,472,372      2,119,176
                                                        ------------   ------------
  Total current liabilities                               10,441,296      7,616,436
                                                        ------------   ------------


Long-term debt
 Advances from controlling shareholder/officer             1,267,608      1,373,323
                                                        ------------   ------------
  Total liabilities                                       11,708,904      8,989,759
                                                        ------------   ------------


Commitments and contingencies


Convertible debentures                                     1,255,128      1,429,697
                                                        ------------   ------------

Stockholders' Equity (Deficit)
 Preferred stock - $0.001 par value
  5,000 shares authorized
  None issued and outstanding                                      -              -
 Common stock - $0.001 par value.
  200,000,000 shares authorized.
  113,817,571 and 74,332,327 shares
   issued and outstanding, respectively                      113,818         74,332
 Additional paid-in capital                               13,891,580     13,145,002
 Accumulated deficit                                     (23,130,736)   (21,500,364)
                                                        ------------   ------------
  Total stockholders' equity                              (8,125,338)    (8,281,030)
                                                        ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  3,838,694   $  2,138,426
                                                        ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly Phoenix International Industries, Inc. and Subsidiaries)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE LOSS
                Years ended May 31, 2003 and 2002


                                                         Year ended     Year ended
                                                        May 31, 2003   May 31, 2002
                                                        ------------   ------------

Revenues - net                                          $ 10,412,856   $  6,029,792
Cost of Sales                                             (6,042,666)    (3,180,459)
                                                        ------------   ------------
Gross Profit                                               4,370,190      2,849,333
                                                        ------------   ------------

Operating Expenses
 Selling expenses                                          1,560,021        780,645
 General and administrative expenses                       4,245,968      3,483,632
 Bad debt expense                                            842,174      1,969,657
 Depreciation and amortization                               105,023        197,620
 Compensation expense related to common
  stock issuances at less than "fair value"                   77,344         84,563
                                                        ------------   ------------
  Total operating expenses                                 5,883,333      6,516,117
                                                        ------------   ------------

Loss from operations                                      (1,513,143)    (3,666,784)
                                                        ------------   ------------

Other income
 Interest and other income (expense) - net                    27,524        (78,627)
 Interest expense                                           (415,691)      (414,807)
 Accretion of Beneficial Conversion
  Feature Discount on Convertible Debentures                (141,177)      (158,823)
 Impairment adjustment of reorganization
  value in excess of amounts allocated to
  identifiable assets                                              -       (643,020)
 Abandonment and impairment of property and equipment        (33,962)      (305,656)
                                                        ------------   ------------
Loss before provision for income taxes,
 discontinued operations and extraordinary item           (2,076,449)    (5,267,357)

Provision for income taxes                                         -              -
                                                        ------------   ------------
Loss before discontinued operations and
  extraordinary item                                      (2,076,449)    (5,267,357)

Discontinued operations
 Loss on final settlement and disposition of
   assets and operations in closed subsidiaries,
   net of income taxes                                             -         20,913
 Income from operations of discontinued subsidiary,
   net of income taxes                                             -              -
                                                        ------------   ------------
Loss before extraordinary item                            (2,076,449)    (5,246,444)
Extraordinary item
 Forgiveness and extinguishment of accounts payable          446,077              -
                                                        ------------   ------------
Net Loss                                                  (1,630,372)    (5,246,444)
Other comprehensive income                                         -              -
                                                        ------------   ------------
Comprehensive Loss                                      $ (1,630,372)  $ (5,246,444)
                                                        ============   ============


                          - Continued -


The accompanying notes are an integral part of these consolidated financial statements.

           EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
 (formerly Phoenix International Industries, Inc. and Subsidiaries)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE LOSS - CONTINUED
                   Years ended May 31, 2003 and 2002

                                                         Year ended     Year ended
                                                        May 31, 2003   May 31, 2002
                                                        ------------   ------------

Loss before provision for income taxes,
 discontinued operations and extraordinary item         $ (2,076,449)  $ (5,267,357)

Provision for income taxes                                         -              -
                                                        ------------   ------------
Loss before discontinued operations
 and extraordinary item                                   (2,076,449)    (5,267,357)

Discontinued operations                                            -         20,913
                                                        ------------   ------------

Loss before extraordinary item                            (2,076,449)    (5,246,444)

Extraordinary item                                           446,077              -
                                                        ------------   ------------

Net Loss                                                  (1,630,372)    (5,246,444)

Other comprehensive income                                         -              -
                                                        ------------   ------------

Comprehensive Loss                                      $ (1,630,372)  $ (5,246,444)
                                                        ============   ============


Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted
  From continuing operations                                  $(0.03)        $(0.08)
  Discontinued operations                                          -              -
  Extraordinary item                                            0.01           0.00
                                                              ------         ------
                                                              $(0.02)        $(0.08)
                                                              ======         ======
Weighted-average number of shares
 of common stock outstanding                              88,673,078     64,444,538
                                                          ==========     ==========




The accompanying notes are an integral part of these consolidated financial statements.

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
 (formerly Phoenix International Industries, Inc. and Subsidiaries)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Years ended May 31, 2003 and 2002

                                                                 Additional
                                            Common Stock           paid-in      Accumulated
                                        Shares         Amount      capital        Deficit           Total
                                      ----------      --------   -----------    ------------    ------------

Balances at June 1, 2001              48,901,557      $ 48,902   $11,524,369    $(16,253,920)   $ (4,680,649)

Issuance of common stock
   For cash pursuant to a private
         placement in accordance
         with Regulation S             2,000,000         2,000        98,000               -         100,000
   For cash pursuant to options
         granted and exercised by
         non-officer employees         3,067,777         3,068       298,088               -         301,156
   For services rendered, interest
         and debt conversion          16,950,493        16,950     1,121,082               -       1,138,032
   For compensation to
         officers                      1,212,500         1,212        83,663               -          84,875
   For final settlement on
         disposition of Moye &
         Associates, Inc.              2,200,000         2,200        19,800               -          22,000

Net loss for the year                          -             -             -      (5,246,444)     (5,246,444)
                                      ----------      --------   -----------    ------------    ------------
Balances at May 31, 2002              74,332,327        74,332    13,145,002     (21,500,364)     (8,281,030)

Issuance of common stock
   For payment of interest and
         retirement of debt           32,963,022        32,963       462,041               -         495,004
   For services rendered               2,222,222         2,223        68,660               -          70,883
   For compensation
         to employees                  4,300,000         4,300        74,700               -          79,000
Accretion of Beneficial
   Conversion Discount Feature                 -             -       141,177               -         141,177

Net loss for the year                          -             -             -      (1,630,372)     (1,630,372)
                                     -----------      --------   -----------    ------------    ------------
Balances at May 31, 2003             113,817,571      $113,818   $13,891,580    $(23,130,736)   $ (9,125,338)
                                     ===========      ========   ===========    ============    ============




The accompanying notes are an integral part of these consolidated financial statements.

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
 (formerly Phoenix International Industries, Inc. and Subsidiaries)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended May 31, 2003 and 2002


                                                         Year ended     Year ended
                                                        May 31, 2003   May 31, 2002
                                                        ------------   ------------
Cash Flows from Operating Activities
 Net loss for the year                                  $ (1,630,372)  $ (5,246,444)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                              105,023        102,951
   Amortization                                                    -         94,669
   Bad debt expense                                          842,174      1,969,657
   Expenses paid with common stock                           149,884        664,197
   Forgiveness and extinguishment of accounts payable        446,077              -
   Impairment and abandonment charges to operations           33,962        948,676
   Compensation expense related to common stock
     issuances at less than "fair value"                      77,344         84,563
   Accretion of Beneficial Conversion Feature
     Discount on Convertible Debentures                      141,177        158,823
  (Increase) Decrease in
     Accounts receivable                                  (2,493,401)    (2,248,490)
     Prepaid expenses                                              -          2,875
     Deposits, intangible and other assets                    (6,819)       294,516
 Increase (Decrease) in
     Accounts payable                                      1,746,519        764,860
     Accrued liabilities                                     894,204        675,816
     Accrued interest payable                                395,780        277,010
     Accrued officer compensation                            353,196        353,196
                                                        ------------   ------------
Net cash used in operating activities                       (162,594)    (1,103,125)
                                                        ------------   ------------

Cash Flows from Investing Activities
 (Increase) Decrease in restricted cash                        2,502           (433)
 Purchase of property and equipment                          (70,834)       (50,255)
                                                        ------------   ------------
Net cash used in investing activities                        (68,332)       (50,688)
                                                        ------------   ------------

Cash Flows from Financing Activities
 Increase (Decrease) in cash overdraft                       (74,206)        70,290
 Proceeds from sale of common stock                                -        328,905
 Cash paid to raise capital                                        -        (30,727)
 Proceeds from convertible debentures                        150,000        155,000
 Cash advanced from (paid to) affiliated entities           (105,715)       469,758
 Repayments of advances from stockholder                           -              -
 Proceeds from notes payable                                       -        150,000
 Cash to repay notes payable                                       -        (47,128)
                                                        ------------   ------------
Net cash used in financing activities                        (29,921)     1,096,098
                                                        ------------   ------------

Increase (Decrease) in Cash                                   64,341        (57,715)
Cash at beginning of period                                      850         58,568
                                                        ------------   ------------
Cash at end of period                                   $     65,191   $        850
                                                        ============   ============

                            -Continued-



The accompanying notes are an integral part of these consolidated financial statements.

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
 (formerly Phoenix International Industries, Inc. and Subsidiaries)
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Years ended May 31, 2003 and 2002

                                                         Year ended     Year ended
                                                        May 31, 2003   May 31, 2002
                                                        ------------   ------------

Supplemental Disclosure of
 Interest and Income Taxes Paid
    Interest paid for the period                        $     19,911   $          -
                                                        ============   ============
  Income taxes paid for the period                      $          -   $          -
                                                        ============   ============

Supplemental Disclosure of Non-cash
 investing and financing activities
  Common stock issued for retirement of debt            $    378,784   $    440,303
                                                        ============   ============
  Common stock issued in payment of accrued interest    $     38,875   $    137,797
                                                        ============   ============























The accompanying notes are an integral part of these consolidated financial statements.

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly Phoenix International Industries, Inc. and Subsidiaries)

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

In May 2003, Phoenix International Industries Inc. changed the company's name to Epicus Communications Group, Inc. (Epicus Group). The name change was effected to better reflect the Company's business emphasis on the telecommunications sector and to better create consistent name branding with the Company's wholly-owned operating subsidiary, EPICUS, Inc.

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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly Phoenix International Industries, Inc. and Subsidiaries)

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

These financial statements reflect the books and records of Epicus Communications Group, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the years ended May 31, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducted business activities in only one distinct business segment during Fiscal 2003 and 2002.


NOTE C - GOING CONCERN UNCERTAINTY

The Company has experienced cumulative operating losses for the previous three-year period of approximately $15,600,000 and has used cash in operating activities for the same period of approximately $4,636,000.
In a effort to control costs and better manage the Company's key operating subsidiary, Epicus, Inc., the Company discontinued all operations within Mic Mac and Moye during the year ended May 31, 2002 and has sold or otherwise disposed of all operating assets of these subsidiaries.

The Company's liquidity has been sustained through the sale of equity securities, restricted and unrestricted, domestically and in international markets. Further, significant working capital advances have been made by members of management or by entities owned or controlled by members of management.

Management is of the opinion that Epicus became cash flow positive during the third quarter of Fiscal 2003 (year ending May 31, 2003). This event contributed significantly to the improvement of relations with the Company's vendors to relieve daily operational pressures and should continue to provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables during future periods.

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

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
 (formerly Phoenix International Industries, Inc. and Subsidiaries)

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

4. Intangible Assets
   -----------------

   Monies paid for development of the trade name "Epicus", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the years ended May 31, 2003 and 2002, no charges to operations were made for impairments in the future benefit of this trade name.

   Other intangible assets are amortized over the estimated useful life of the underlying asset using the straight-line method.

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
 (formerly Phoenix International Industries, Inc. and Subsidiaries)

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

7. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At May 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of May 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

8. Advertising costs
   -----------------

   The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
 (formerly Phoenix International Industries, Inc. and Subsidiaries)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

9.  Earnings (loss) per share
    -------------------------

    Basic earnings (loss) per share is computed by dividing the net income
    (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
    (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of May 31, 2003 and 2002, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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


NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2003 and 2002, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Fiscal 2003 or 2002 as a result of any of these unsecured situations.

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
 (formerly Phoenix International Industries, Inc. and Subsidiaries)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE G - BUSINESS COMBINATIONS

On July 28, 2000, in accordance with an Agreement and Plan of Share Exchange, the Company acquired 100% of the outstanding shares of common stock of Moye and Associates, Inc., a Georgia Corporation, doing business as TheBest.Net (Moye). The Company exchanged an aggregate 600,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding stock of Moye. The transaction was accounted for using the purchase method of accounting. Goodwill is normally recorded when the purchase price exceeds the fair value of the net assets and liabilities acquired. Management reviewed the prospects of recovery of goodwill that was recorded on the date of purchase and determined that the goodwill was 100% impaired based on the Letter of Intent to sell Moye & Associates (see below). The excess of the fair value of the liabilities assumed over the fair value of the assets acquired (negative book value) was not recorded as negative Goodwill.

On July 19, 2001, the Company signed a Letter of Intent to sell the active clients of Moye. The buyer paid $133.33 for each existing"dial-up" and "domain hosting client". It was estimated that there were between approximately 1,500 and 2,700 active fee-for-service clients on the date of signing the Letter of Intent. The buyer deposited a down payment of $150,000 with the Company and an additional $50,000
into an interest bearing account at the date of signing.   As of May 31,
2002, all amounts due under this sale of assets contract had been satisfied.

During Fiscal 2003, the Company issued approximately 500,000 shares of restricted, unregistered common stock to Tully Moye in complete settlement of all remaining obligations related to the acquisition and disposition of Moye & Associates, Inc. (dba TheBest.Net).


NOTE H - RESTRICTED CASH

As collateral for a standby letter of credit securing telephone service provided by BellSouth Corp., the Company has placed on deposit with the financial institution issuing the standby letter of credit approximately $201,000 in an interest bearing certificate of deposit.


NOTE I - ADVANCES DUE FROM OFFICER

The Company has advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officer's discretion, be used to offset accrued, but unpaid, compensation.


NOTE J - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of May 31, 2003 and 2002, respectively:

                                                May 31, 2003    May 31, 2002   Estimated life
                                                ------------    ------------   --------------
     Computer equipment                           $385,668        $349,980         5 years
     Office furniture and fixtures                  44,126          67,336        7-10 years
     Software and system programming               145,039         145,039          5 years
                                                  --------        --------
                                                   574,833         562,355
     Less accumulated depreciation                (291,039)       (228,659)
                                                  --------        --------
     Net property and equipment                   $283,794        $333,696
                                                  ========        ========

             EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J - PROPERTY AND EQUIPMENT - Continued

Depreciation expense for the years ended May 31, 2003 and 2002, was $105,023 and $102,951, respectively.

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

<CAPTON>
                                          As of            As of
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


NOTE K - ACCRUED OFFICER COMPENSATION

As of May 31, 2003 and 2002, respectively, the Company has accrued approximately $2,472,372 and $2,119,176 for earned, but unpaid, compensation to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

In July 2001, the Company's Board of Directors approved the issuance of a bonus to the Company's Chief Executive Officer and Chief Operating Officer, to be paid in the form of common stock registered pursuant to a Registration Statement on Form S-8, as additional compensation for the Company's inability to provide consistent cash compensation to these officers. In July 2001, the Company issued 600,000 shares of common stock in a transaction valued at approximately $36,000, which equaled the closing quoted price of the Company's equivalent securities on the date of the transaction.


NOTE L - NOTES PAYABLE TO BANKS AND OTHERS

Notes payable to banks and others at May 31, 2003 and 2002 are as follows:

                                                May 31, 2003     May 31, 2002
                                                ------------     ------------
$750,000 note payable to a foreign corporation.
  Interest at 13.0%. Accrued interest payable
  quarterly.  Final maturity due in June 2003
  and automatically renewable for one-year
  periods upon written notice by the Company
  prior to the maturity date.  Collateralized
  by 3,000,000 shares of restricted,
  unregistered common stock of the Company.     $    750,000     $    750,000


        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE L - NOTES PAYABLE TO BANKS AND OTHERS - Continued

                                                May 31, 2003     May 31, 2002
                                                ------------     ------------
$400,000 note payable to creditor trust fund.
  Interest at 8.0%. Payable in quarterly
  installments of $25,000 plus accrued
 interest.  Final maturity in April 2004. In
 the event the Company fails to make any
 scheduled quarterly payment, the Creditors'
 Trust is entitled to an immediate entry of
 judgment for any remaining amounts due upon
 the filing of an Affidavit of Non-Payment by
 the Creditors' Trust.                            $  350,000        $ 350,000

$150,000 note payable to an individual.
  Principal and unpaid interest due upon
  demand.  Unsecured                                 111,000          111,000

$97,878 note payable to an unrelated entity.
  Non-interest bearing.  Unsecured.  Due upon
  demand                                              97,878           97,878

$100,000 note payable to former employee
  pursuant to an employment agreement for
  advances made by former owner of an acquired
  subsidiary.  Non-interest bearing.  Paid in
  May 2003 with the issuance of 500,000 shares
   of restricted, unregistered common stock.               -           54,215
                                                ------------     ------------
 Total notes payable to banks and others        $  1,308,878     $  1,363,093
                                                ============     ============


NOTE M - LONG-TERM DEBT

Long-term debt consists of the following at May 31, 2003 and 2002:

                                                May 31, 2003     May 31, 2002
                                                ------------     ------------
Unsecured advances made by the Company's
  Chief Executive Officer and/or entities
  controlled by either Company officers
  and/or individuals related to the Company's
  Chief Executive Officer.  Interest at 6.25%.
  Due upon demand.  Unsecured                   $  1,267,608     $  1,373,323
                                                ============     ============


        (Remainder of this page left blank intentionally)

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE N - CONVERTIBLE DEBENTURES

On September 28, 2001, a consortium of four (4) separate investment entities under common management purchased 12% convertible debentures from the Company and were issued the right to receive warrants to purchase an aggregate of 3,500,000 shares of common stock from the Company in a future private placement transaction.

As of May 31, 2003, the Company has issued and outstanding approximately $1,255,128 in 12.0% convertible debentures (Debentures). Interest on the debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such Debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Company's option, in either cash or restricted, unregistered common stock. The Debentures must be prepaid if an event of default occurs under the Debentures and at the Company's option may be prepaid within thirty days of the original issue date of the Debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the Debenture documents and could result in the acceleration of all amounts due under the Debentures.

On May 1, 2003, the Company and the Debenture Holders entered into a Debenture Redemption Agreement (Redemption Agreement). The Redemption Agreement sets forth the following terms and conditions related to the Debentures on an ongoing basis:

1. Redemption Schedule; Payment of Net Redemption Amount: The Company shall pay the Net Redemption Price to the Debenture Holders in monthly installments in the amount of $40,000 (the "Monthly Redemption Payment"), with the first installment thereof due on July 1, 2003 and subsequent installments thereof due on the first business day of each succeeding month (each, a "Payment Date") until the Net Redemption Amount has been paid in full. The Company shall pay the Debenture Holders by wire transfer of immediately available funds pursuant to the Debenture Holders' written instructions. The Monthly Redemption Payment shall be applied with respect to the Debenture Holders in the following order: (i) Accrued Interest, (ii) Redemption Premium, and (iii) outstanding principal balance of the Owned Debentures.

2. Prohibited Conversions: The Debenture Holders shall not convert the Owned Debentures into shares of the Company's common stock, par value $0.001 per share (the "Shares") during the period commencing on the date hereof and ending on June 30, 2003 (the "Prohibited Period").

3.   Permitted Conversions: Following the Prohibited Period, the
     Debenture Holders shall be permitted to convert its Owned
     Debentures, to the extent such Owned Debentures have not been previously redeemed hereunder, into Shares in accordance with the terms and subject to the conditions of the Owned Debentures, subject to the following restrictions:

     a) If the last reported sale price of the Shares on the Over-the-Counter Bulletin Board as reported by Bloomberg (the "Price") is less than $.10 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 300,000 Shares every thirty (30) days during the period in which the Price remains less than $.10 per Share,

             EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
   (formerly Phoenix International Industries, Inc. and Subsidiaries)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE N - CONVERTIBLE DEBENTURES - Continued

     b) If the Price is equal to or exceeds $.10 per Share but is less than $.20 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 500,000 Shares every thirty (30) days during the period that the Price is equal to or exceeds $.10 per Share but is less than $.20 per Share,
     c) If the Price is equal to or exceeds $.20 per Share but is less than $.30 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 750,000 Shares every thirty (30) days during the period that the Price is equal to or exceeds $.20 per Share but is less than $.30 per Share, and
     d) If the Price is equal to or exceeds $.30 per Share, then the Debenture Holders shall not be restricted by the Company hereunder with respect to the number of Shares into which the Debentures may be converted during the period that the Price is equal to or exceeds $.30 per Share, provided, however, that if the Company fails to (i) make the Monthly Redemption Payment pursuant to Section 2 hereof within five (5) business days following the Payment Date or (ii) pay any delinquent amounts that are due and owing under this Agreement, then the foregoing restrictions on the Debenture Holders' right to convert their Owned Debentures into Shares shall be suspended until the first day of the next month following the date that the Monthly Redemption Payment is received in full by the Debenture Holders.

4. Issuance of Additional Shares: The Company shall issue and deliver to the Debenture Holders shares of common stock representing, in the aggregate, one percent (1%) of the outstanding shares of the Company on the earlier to occur of: (i) the date of full conversion by the Debenture Holders of all of the Owned Debentures and (ii) the date of payment by the Company of the total Aggregate Redemption Price (collectively, the "Additional Shares").

5.   Interest: Interest on the outstanding balance of the Owned
     Debentures shall continue to accrue following the date hereof as specified in the respective Owned Debenture and shall be payable in cash or Shares in accordance with the terms thereof.

6. Effectiveness of the Registration Statement: The Company shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (i) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures, (b) accrued interest on the Debenture Holders's Owned Debentures and (c) a premium equal to thirty percent (30%) of the sum of (a) and (b) (the "Registration Penalty"). The Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's option. If a Debenture Holders elects to receive the Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached Schedule II.

            EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
   (formerly Phoenix International Industries, Inc. and Subsidiaries)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE N - CONVERTIBLE DEBENTURES - Continued

7. Effect of Breach: In the event of a breach by the Company of any of the provisions of this Agreement, either by a failure to timely make any payment or failure to effect any conversion by the Debenture Holders or otherwise, in addition to any other remedies available to the Debenture Holders in law or equity with respect to such breach, the applicable discount to the market price of the Owned Debentures shall permanently be amended from fifty percent (50%) to seventy-five percent (75%).

In conjunction with the issuance of the convertible debentures, the debentures were issued with an equivalent per share value of common stock below the ending quoted market price of the Company's common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $300,000. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the maturity date of the underlying debentures. Approximately $141,177 and $158,823 was amortized to operations during the years ended May 31, 2003 and 2002, respectively.


NOTE O - INCOME TAXES

The components of income tax (benefit) expense for the years ended May 31, 2003 and 2002, respectively, are as follows:

                                    May 31, 2003          May 31, 2002
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
                                       =======              =======


The Company has a net operating loss carryforward of approximately $14,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2006. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended May 31, 2003 and 2002, respectively, are as follows:

                                                       May 31, 2003     May 31, 2002
                                                       ------------     ------------

Statutory rate applied to loss before income taxes     $   (554,326)    $ (1,784,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                              -                -
  Other, including reserve for deferred tax asset           554,326        1,784,000
                                                       ------------     ------------
     Income tax expense                                $          -     $          -
                                                       ============     ============

             EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

(formerly Phoenix International Industries, Inc. and Subsidiaries)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE O - INCOME TAXES - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2003 and 2002, respectively:

                                                       May 31, 2003     May 31, 2002
                                                       ------------     ------------
   Deferred tax assets
     Net operating loss carryforwards                  $  4,760,000     $  5,195,000
     Less valuation allowance                            (4,760,000)      (5,195,000)
                                                       ------------     ------------
   Net Deferred Tax Asset                              $          -     $          -
                                                       ============     ============

During the year ended May 31, 2003 and 2002, respectively, the valuation allowance (decreased) increased by approximately $(435,000) and $1,482,000.


NOTE P - PREFERRED STOCK

Our Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at May 31, 2003 or 2002, respectively.

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

          EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
  (formerly Phoenix International Industries, Inc. and Subsidiaries)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE Q - COMMON STOCK TRANSACTIONS

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

On June 10, 2002, the Company issued an aggregate 150,000 (50,000 each) shares of restricted, unregistered common stock to three unrelated individuals as payment for various business and financial consulting services. This transaction was valued on the respective transaction date at the discounted closing quoted market price of the Company's common stock. As a result of this transaction, approximately $3,000 was charged to operations.

On July 29, 2002, the Company issued 100,000 shares of restricted, unregistered common stock to an employee of Epicus, Inc. as payment of a retirement bonus. This transaction was valued on the respective transaction date at the discounted closing quoted market price of the Company's common stock. As a result of this transaction, approximately $2,000 was charged to operations.

During the period from September 25, 2002 through November 13, 2002, the Company issued an aggregate 3,104,832 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. Additionally, the Company issued 1,375,000 shares in payment of accrued interest on these debentures. These transactions were valued pursuant to the debenture terms.

          EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
  (formerly Phoenix International Industries, Inc. and Subsidiaries)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE Q - COMMON STOCK TRANSACTIONS - Continued

On February 2, 2003, the Company issued an aggregate 1,800,000 shares (200,000 shares each) of restricted, unregistered common stock nine (9) separate employees of Epicus, Inc. for performance bonuses. Further, the Company issued 1,000,000 shares of restricted, unregistered common stock to the Chief Information Officer of Epicus, Inc. as a performance bonus. These aggregate transactions were valued on the respective transaction date at approximately the closing quoted market price of the Company's common stock. As a result of this transaction, approximately $56,000 was charged to operations.

On February 20, 2003 and April 15, 2003, the Company, in separate transactions, issued 500,000 and 972,222 shares of restricted, unregistered common stock, respectively, to an unrelated corporation for business and financial consulting services. This transaction was valued on the transaction date at approximately the closing quoted market price of the Company's common stock. As a result of these transactions, approximately $42,083 was charged to operations.

During the period from September 25, 2002 through February 28, 2003, the Company issued an aggregate 17,384,592 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. Additionally, the Company issued 3,375,000 shares in payment of accrued interest on these debentures. These transactions were valued pursuant to the debenture terms.

On March 7, 2003, the Company issued an aggregate 300,000 (100,000 each) shares of common stock previously registered on Form S-8 to the three individuals receiving common stock in the June 10, 2002 transaction listed above. As a result of this transaction, approximately $6,300 was charged to operations.

During the period from March 14, 2003 through April 11, 2003, the Company issued an aggregate 11,003,034 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms.


NOTE R - STOCK WARRANTS

On September 28, 2001, in conjunction with the sale of an aggregate of $700,000 of 12% convertible debentures, the Company issued the right to receive warrants to purchase an aggregate 3,500,000 shares of common stock at a price to be determined at the time of the warrant(s) issue. As of May 31, 2003, and subsequent thereto, the Company has not issued any warrants.


NOTE S - STOCK OPTIONS

On May 31, 1998, the Company's Board of Directors adopted a Stock Option Plan far its employees, directors and consultants. On April 24, 2001, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-8 to register 5,000,000 underlying shares of the stock option plan.

          EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
  (formerly Phoenix International Industries, Inc. and Subsidiaries)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE S - STOCK OPTIONS - Continued

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

Employees of the Company who have been granted options are authorized by the Committee to purchase the shares at a price equal to 55% of the three day average closing bid price prior to the date of written election to exercise. Through May 31, 2003, options to purchase a cumulative 4,296,277 shares of common stock of the 5,000,000 shares authorized in the Plan have been granted and concurrently exercised. As of May 31, 2003, there are no granted and outstanding options.


NOTE T - COMMITMENTS AND CONTINGENCIES

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Company's President and Chief Executive Officer. The lease, which provides for annual rentals of approximately $42,400. Rent expense for the years ended May 31, 2003 and 2002 was $42,400 and $42,400, respectively.

The Company's operating subsidiary, Epicus, has entered into sublease agreement for office space in Lake Mary, Florida. The lease expires September 24, 2004 and requires monthly rental payments of approximately $11,500 per month for the first 12 months of the sublease term and $11,845 for the remainder of the term. Epicus also has a first right of refusal to acquire additional space contiguous to the new space. Further, the Company has an option to acquire certain office furnishings left in the space by the former tenant at a bargain price if said option is exercised by December 31, 2003. Future payments under this sublease are as follows: year ending December 31, 2003 - approximately $138,000; year ending December 31, 2004 - approximately $106,600.



        (Remainder of this page left blank intentionally)

          EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
  (formerly Phoenix International Industries, Inc. and Subsidiaries)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE T - COMMITMENTS AND CONTINGENCIES - Continued

Litigation
----------

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

In June 2002, AT&T Corporation filed a lawsuit against Epicus Group in the amount of $480,796 alleging non-payment of charges. Epicus Group has consistently denied responsibility for the charges and negotiations have been ongoing in an attempt to resolve this dispute. The matter has gone to mediation and a verbal agreement for a settlement in the amount of $120,000 has been reached.

During the quarter ended May 31, 2003, there has been no significant change in any of the above listed litigation, except as noted.



        (Remainder of this page left blank intentionally)

          EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
  (formerly Phoenix International Industries, Inc. and Subsidiaries)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE U - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended May 31, 2003 and 2002, respectively:

                           Quarter ended    Quarter ended    Quarter ended     Quarter ended      Year ended
                             August 31,     November 31,      February 28,        May 31,           May 31,
                           -------------    -------------    -------------     -------------     ------------
Fiscal 2003
-----------
 Telecommunication
  revenues                 $   1,700,256    $   2,547,832    $   3,210,507     $   2,954,261     $ 10,412,856
 Gross profit              $     975,655    $   1,440,695    $   1,647,117     $     306,723     $  4,370,190
 Net earnings (loss)
  after provision
  for income taxes         $     (22,197)   $     261,431    $      10,645     $  (1,880,251)    $ (1,630,372)
 Basic and fully diluted
  earnings per share                 nil              nil              nil            $(0.02)          $(0.02)
 Weighted average
  number of shares
  issued and outstanding      74,504,610       76,328,926       87,967,274       109,572,103       88,673,078

Fiscal 2002
-----------
 Telecommunication
  revenues                 $   1,486,709    $   1,750,264    $   1,357,342     $   1,435,477     $  6,029,792
 Gross profit              $     643,841    $     660,276    $     569,514     $     975,702     $  2,849,333
 Net earnings (loss)
  after provision
  for income taxes         $    (950,503)   $    (808,795)   $    (179,755)    $  (3,307,391)    $ (5,246,444)
 Basic and fully diluted
  earnings per share             $(0.02)           $(0.01)             nil            $(0.05)          $(0.08)
 Weighted average
  number of shares
  issued and outstanding     56,460,200        66,398,818       70,438,085        71,336,540       64,444,538