Form 10QSB
period 2003-08-31
EPICUS COMMUNICATIONS GROUP INC
filed 2003-10-14
CIK 800401

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               Form 10-QSB


-----------------------------------------------------------------------------

(Mark one)
  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended August 31, 2003

               Transition Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the transition period from ___________ to ___________


-----------------------------------------------------------------------------

                    Commission File Number: 000-17058

                     Epicus Communications Group, Inc.
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

-----------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.      YES  [X]     NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
October 8, 2003: 129,297,571
----------------------------

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                Epicus Communications Group, Inc.

        Form 10-QSB for the Quarter ended August 31, 2003

                        Table of Contents


                                                                  Page
                                                                  ----
Part I - Financial Information

 Item 1    Financial Statements                                     3

 Item 2    Management's Discussion and Analysis
           or Plan of Operation                                    23

 Item 3    Controls and Procedures                                 27


Part II - Other Information

 Item 1    Legal Proceedings                                       27

 Item 2    Changes in Securities                                   28

 Item 3    Defaults Upon Senior Securities                         28

 Item 4    Submission of Matters to a Vote
           of Security Holders                                     28

 Item 5    Other Information                                       28

 Item 6    Exhibits and Reports on Form 8-K                        28


Signatures                                                         29

Part I
Item 1 - Financial Statements

              Epicus Communications Group, Inc. and Subsidiaries
    (formerly Phoenix International Industries, Inc. and Subsidiaries)
                      Consolidated Balance Sheets
                        August 31, 2003 and 2002

                              (Unaudited)

                                                        August 31, 2003    August 31, 2002
                                                        ---------------    ---------------
                                  ASSETS
                                  ------
Current Assets
     Cash on hand and in bank                           $     178,289      $          58
     Accounts receivable - Trade, net of allowance
       for doubtful accounts of approximately
       $825,000 and $185,000, respectively                  4,143,246          2,037,593
     Advances due from officer                                 15,000             15,000
                                                        -------------      -------------

      Total current assets                                  4,336,535          2,052,651
                                                        -------------      -------------


Property and equipment - at cost                              579,409            562,355
     Less Accumulated depreciation                           (324,513)          (263,322)
                                                        -------------      -------------

      Net property and equipment                              254,896            299,033
                                                        -------------      -------------


Other Assets
     Deposits                                                 274,717            207,898
     Restricted cash                                          202,345            203,798
     Assets held for sale                                      30,285               -
     Trademark and corporate name development costs            23,524             23,524
                                                        -------------      -------------

       Total other assets                                     530,871            435,220
                                                        -------------      -------------

TOTAL ASSETS                                            $   5,122,302      $   2,786,904
                                                        =============      =============



                          - Continued -







     The financial information presented herein has been prepared by management without audit by independent certified public accountants.

         The accompanying notes are an integral part of these consolidated financial statements.

        Epicus Communications Group Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)
              Consolidated Balance Sheet - Continued
                     August 31, 2003 and 2002

                           (Unaudited)

                                                           August 31,         August 31,
                                                             2003               2002
                                                        --------------     --------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current Liabilities
     Bank overdraft                                     $           -      $      16,109
     Notes payable to banks and other                       1,308,878          1,513,093
     Accounts payable - trade                               4,328,045          2,650,909
     Accrued sales and service taxes payable                1,671,996            746,394
     Accrued payroll and payroll taxes payable                485,471            373,133
     Accrued rent payable to affiliate                        142,467            100,868
     Accrued interest payable                                 899,052            628,748
     Accrued officer compensation                           2,560,671          2,207,475
                                                         ------------      -------------

      Total current liabilities                            11,396,580          8,236,729
                                                         ------------      -------------


Long-term debt
     Advances from controlling shareholder/officer          1,208,608          1,365,764
                                                         ------------      -------------

      Total liabilities                                    12,605,188          9,602,493
                                                         ------------      -------------


Commitments and contingencies


Convertible debentures                                      1,184,928          1,429,697
                                                         ------------      -------------


Stockholders' Equity (Deficit)
     Preferred stock - $0.001 par value
      5,000 shares authorized
      None issued and outstanding                                   -                  -
     Common stock - $0.001 par value.
      200,000,000 shares authorized.
      129, 297,571 and 74,582,327 shares
       issued and outstanding, respectively                   129,298             74,582
     Additional paid-in capital                            14,636,650         13,202,693
     Accumulated deficit                                  (23,341,896)       (21,522,561)
                                                         ------------      -------------
                                                           (8,575,948)        (8,245,286)
     Stock subscription receivable                            (91,866)                 -
                                                         ------------      -------------

      Total stockholders' equity                           (8,667,814)        (8,245,286)
                                                         ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  5,122,302      $   2,786,904
                                                         ============      =============





     The financial information presented herein has been prepared by management without audit by independent certified public accountants.

         The accompanying notes are an integral part of these consolidated financial statements.

            Epicus Communications Group, Inc. and Subsidiaries
   (formerly Phoenix International Industries, Inc. and Subsidiaries)
      Consolidated Statements of Operations and Comprehensive Loss
               Three months ended August 31, 2003 and 2002

                           (Unaudited)

                                                         Three months      Three months
                                                             ended            ended
                                                           August 31,       August 31,
                                                             2003             2002
                                                         ------------      ------------

Revenues - net                                           $  5,180,596      $  1,700,256
Cost of Sales                                              (3,539,036)         (724,601)
                                                         ------------      ------------

Gross Profit                                                1,641,560           975,655
                                                         ------------      ------------

Operating Expenses
     Selling and marketing expenses                           430,196           166,464
     General and administrative expenses                    1,207,458           642,280
     Bad debt expense                                          75,000                 -
     Depreciation and amortization                             33,475            34,662
     Compensation expense related to common stock
      issuances at less than "fair value"                      12,750                 -
                                                         ------------      ------------
      Total operating expenses                              1,758,879           843,406
                                                         ------------      ------------

Income (Loss) from operations                                (117,319)          132,249

Other income
     Interest and other income (expense) - net                  1,063                 -
     Interest expense                                         (94,904)         (101,505)
     Accretion of Beneficial Conversion
      Feature Discount on Convertible Debentures                    -           (52,941)
                                                         ------------      ------------

Income (Loss) before provision for income taxes              (211,160)          (22,197)

Provision for income taxes                                          -                 -
                                                         ------------      ------------

Net Loss                                                     (211,160)          (22,197)

Other comprehensive income                                          -                 -
                                                         ------------      ------------

Comprehensive Loss                                       $   (211,160)     $    (22,197)
                                                         ============      ============

Net loss per weighted-average share
     of common stock outstanding, calculated
     on Net Loss - basic and fully diluted                        nil               nil
                                                                  ===               ===

Weighted-average number of shares
     of common stock outstanding                          121,470,398        74,504,610
                                                         ============      ============



     The financial information presented herein has been prepared by management without audit by independent certified public accountants.

         The accompanying notes are an integral part of these consolidated financial statements.

             Epicus Communications Group, Inc. and Subsidiaries
     (formerly Phoenix International Industries, Inc. and Subsidiaries)
                    Consolidated Statements of Cash Flows
                Three months ended August 31, 2003 and 2002

                                (Unaudited)

                                                         Three months      Three months
                                                            ended             ended
                                                          August 31,        August 31,
                                                             2003              2002
                                                         ------------      ------------

Cash Flows from Operating Activities
     Net loss for the period                             $   (211,160)     $    (22,197)
     Adjustments to reconcile net loss to net cash
      provided by operating activities
       Depreciation                                            33,475            34,662
       Bad Debt Expense                                        75,000                 -
       Expenses paid with common stock                        109,600             5,000
       Compensation expense related to common stock
        issuances at less than "fair value"                    12,750                 -
       Accretion of Beneficial Conversion Feature
        Discount on Convertible Debentures                          -            52,941
       (Increase) Decrease in
        Accounts receivable                                (1,213,359)         (683,933)
        Deposits, intangible and other assets                 (60,000)                -
       Increase (Decrease) in
        Accounts payable                                      447,214           119,056
        Accrued liabilities                                   404,866           219,531
        Accrued interest payable                               14,904           101,505
        Accrued officer compensation                           88,299            88,299
                                                         ------------      ------------
Net cash used in operating activities                        (298,411)          (85,136)
                                                         ------------      ------------

Cash Flows from Investing Activities
     Increase in restricted cash                               (1,049)                -
     Purchase of property and equipment                        (4,576)                -
                                                         ------------      ------------
Net cash used in investing activities                          (5,625)                -
                                                         ------------      ------------

Cash Flows from Financing Activities
     Increase (Decrease) in cash overdraft                          -           (58,097)
     Proceeds from sale of common stock                       476,134                 -
     Repayments of advances from affiliated entities          (59,000)           (7,559)
     Proceeds from notes payable                                    -           150,000
                                                         ------------      ------------
Net cash provided by financing activities                     417,134            84,344
                                                         ------------      ------------

Increase (Decrease) in Cash                                   113,098              (792)
Cash at beginning of period                                    65,191               850
                                                         ------------      ------------

Cash at end of period                                    $    178,289      $         58
                                                         ============      ============

Supplemental Disclosure of Interest and
      Income Taxes Paid
      Interest paid for the period                       $    80,000       $          -
                                                         ============      ============
      Income taxes paid for the period                   $          -      $          -
                                                         ============      ============

Supplemental Disclosure of Non-cash Investing
and Financing Activities
      Common stock issued for retirement of debt         $     70,200      $          -
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

On July 28, 2000, the Company acquired 100% of the stock of Moye & Associates, Inc. (Moye) of St. Simons Island, Georgia. Moye's primary business was that of an Internet Service Provider (ISP) known as TheBest.Net. This move was seen by management as being synergetic with the operations of TCCF. On July 19, 2001, the Company sold all operating assets of Moye to an unrelated party and, effectively, discontinued all operations within this subsidiary.

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

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending May 31, 2004.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended May 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

These financial statements reflect the books and records of Epicus Communications Group, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the three months ended August 31, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducted business activities in only one distinct business segment during Fiscal 2003 and 2002 and subsequent thereto.


NOTE C - Going Concern Uncertainty

The Company has experienced cumulative operating losses for the three-year period ended May 31, 2003 of approximately $15,600,000 and has used cumulative cash in operating activities for the same period of approximately $4,636,000. In a effort to control costs and better manage the Company's key operating subsidiary, Epicus, Inc., the Company discontinued all operations within Mic Mac and Moye during the year ended May 31, 2002 and has sold or otherwise disposed of all operating assets of these subsidiaries.

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

6.    Income Taxes
      ------------

      The Company uses the asset and liability method of accounting for income taxes. At August 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      As of August 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7.    Advertising costs
      -----------------

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

              Epicus Communications Group, Inc. and Subsidiaries
     (formerly Phoenix International Industries, Inc. and Subsidiaries)

            Notes to Consolidated Financial Statements - Continued


NOTE D - Summary of Significant Accounting Policies - Continued

8.    Earnings (loss) per share
      -------------------------

      Basic earnings (loss) per share is computed by dividing the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of August 31, 2003 and 2002, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

9.    Employee Stock Options
      ----------------------

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


NOTE F - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution.
During the three months ended August 31, 2003 and 2002 and for each of the years ended May 31, 2003 and 2002, respectively, the companies had deposits in financial institutions at various times for varying lengths of time with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses to date as a result of any of these unsecured situations.

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


NOTE H - Restricted Cash

As collateral for a standby letter of credit securing telephone service provided by BellSouth Corp., the Company has placed on deposit with the financial institution issuing the standby letter of credit approximately $201,000 in an interest bearing certificate of deposit. Any interest earnings in excess of the required balance to collateralize the standby letter of credit may be transferred to the Company's operating account at the discretion of management.


NOTE I - Advances due from Officer

The Company has advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officer's discretion, be used to offset accrued, but unpaid, compensation.


NOTE J - Property and Equipment

Property and equipment consists of the following as of August 31, 2003 and 2002, respectively:

                                                 August 31,     August 31,
                                                    2003          2002        Estimated life
                                                 ----------     ----------    --------------

     Computer equipment                          $  388,668     $  349,980       5 years
     Office furniture and fixtures                   45,702         67,336      7-10 years
     Software and system programming                145,039        145,039       5 years
                                                    579,409        562,355
     Less accumulated depreciation                 (324,513)      (263,322)
                                                 ----------     ----------
     Net property and equipment                  $  254,896     $  299,033
                                                 ==========     ==========


             Epicus Communications Group, Inc. and Subsidiaries
   (formerly Phoenix International Industries, Inc. and Subsidiaries)

           Notes to Consolidated Financial Statements - Continued


NOTE J - Property and Equipment - Continued

Depreciation expense for the three months ended August 31, 2003 and 2002 was approximately $33,475 and $34,662, respectively.


NOTE K - Accrued Officer Compensation

As of August 31, 2003 and 2002, respectively, the Company has accrued approximately $2,560,671 and $2,207,475, respectively, for earned, but unpaid, compensation to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.


NOTE L - Notes Payable to Banks and Others

Notes payable to banks and others at August 31, 2003 and 2002 are as follows:

                                                                        August 31,    August 31,
                                                                          2003          2002
                                                                        ----------    ----------

$750,000 note payable to a foreign corporation.  Interest at 13.0%
 Accrued interest payable quarterly.  Final maturity due in
 June 2003 and automatically renewable for one-year periods
 upon written notice by the Company prior to the maturity
 date.  Collateralized by 3,000,000 shares of restricted,
 unregistered common stock of the Company.                              $  750,000    $  750,000

$400,000 note payable to creditor trust fund.  Interest at 8.0%.
 Payable in quarterly installments of $25,000 plus accrued
 interest.  Final maturity in April 2004. In the event the
 Company fails to make any scheduled quarterly payment,
 the Creditors' Trust is entitled to an immediate entry of
 judgment for any remaining amounts due upon the filing
 of an Affidavit of Non-Payment by the Creditors' Trust.                   350,000       350,000

$150,000 note payable to an individual. Principal and
 unpaid interest due upon demand.  Unsecured                               111,000       111,000

$97,878 note payable to an unrelated entity.  Non-interest
 bearing.  Unsecured.  Due upon demand                                      97,878        97,878

$150,000 note payable to an unrelated entity.                                    -       150,000

$100,000 note payable to former employee pursuant to an
 employment agreement for advances made by former
 owner of an acquired subsidiary.  Non-interest bearing.
 Paid in May 2003 with the issuance of 500,000 shares
 of restricted, unregistered common stock.                                       -        54,215
                                                                        ----------    ----------

 Total notes payable to banks and others                                $1,308,878    $1,513,093
                                                                        ==========    ==========

             Epicus Communications Group, Inc. and Subsidiaries
     (formerly Phoenix International Industries, Inc. and Subsidiaries)

           Notes to Consolidated Financial Statements - Continued


NOTE M - Long-Term Debt

Long-term debt consists of the following at August 31, 2003 and 2002, respectively:

                                                      August 31,     August 31,
                                                         2003          2002
                                                      ----------     ----------
Unsecured advances made by the Company's Chie
   Executive Officer and/or entities controlled
   by either Company officers and/or individuals
   related to the Company's Chief Executive
   Officer.  Interest at 6.25%.  Due upon demand.
   Unsecured                                          $1,184,928     $1,429,697
                                                      ==========     ==========


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

             Epicus Communications Group, Inc. and Subsidiaries
    (formerly Phoenix International Industries, Inc. and Subsidiaries)

          Notes to Consolidated Financial Statements - Continued


NOTE N - Convertible Debentures - Continued

 3. Permitted Conversions: Following the Prohibited Period, the Debenture Holders shall be permitted to convert its Owned Debentures, to the extent such Owned Debentures have not been previously redeemed hereunder, into Shares in accordance with the terms and subject to the conditions of the Owned Debentures, subject to the following restrictions:

     1. If the last reported sale price of the Shares on the Over-the-Counter Bulletin Board as reported by Bloomberg (the "Price") is less than $.10 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 300,000 Shares every thirty (30) days during the period in which the Price remains less than $.10 per Share,
     2. If the Price is equal to or exceeds $.10 per Share but is less than $.20 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 500,000 Shares every thirty (30) days during the period that the Price is equal to or exceeds $.10 per Share but is less than $.20 per Share,
     3. If the Price is equal to or exceeds $.20 per Share but is less than $.30 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 750,000 Shares every thirty (30) days during the period that the Price is equal to or exceeds $.20 per Share but is less than $.30 per Share, and
     4. If the Price is equal to or exceeds $.30 per Share, then the Debenture Holders shall not be restricted by the Company hereunder with respect to the number of Shares into which the Debentures may be converted during the period that the Price is equal to or exceeds $.30 per Share, provided, however, that if the Company fails to (i) make the Monthly Redemption Payment pursuant to
        Section 2 hereof within five (5) business days following the Payment Date or (ii) pay any delinquent amounts that are due and owing under this Agreement, then the foregoing restrictions on the Debenture Holders' right to convert their Owned Debentures into Shares shall be suspended until the first day of the next month following the date that the Monthly Redemption Payment is received in full by the Debenture Holders.

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


NOTE O - Income Taxes

The components of income tax (benefit) expense for the three months ended August 31, 2003 and 2002, respectively, are as follows:

                                                 August 31,     August 31,
                                                    2003          2002
                                                 ----------     ----------
   Federal:
     Current                                       $     -         $     -
     Deferred                                            -               -
                                                   -------         -------
                                                         -               -
                                                   -------         -------
   State:
     Current                                             -               -
     Deferred                                            -               -
                                                   -------         -------
                                                         -               -
                                                   -------         -------
     Total                                         $     -         $     -
                                                   =======         =======

            Epicus Communications Group, Inc. and Subsidiaries
    (formerly Phoenix International Industries, Inc. and Subsidiaries)

          Notes to Consolidated Financial Statements - Continued


NOTE O - Income Taxes - Continued

As of May 31, 2003, the Company has a net operating loss carryforward of approximately $12,688,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2006. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended August 31, 2003 and 2002, respectively, are as follows:

                                                       August 31,     August 31,
                                                          2003           2002
                                                       ----------     ----------
Statutory rate applied to loss before income taxes     $  (72,000)    $   (7,550)
Increase (decrease) in income taxes resulting from:
  State income taxes                                            -              -
  Other, including reserve for deferred tax asset          72,000          7,550
                                                       ----------     ----------
     Income tax expense                                $        -     $        -
                                                       ==========     ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2003 and 2002, respectively:

                                                       August 31,     August 31,
                                                          2003           2002
                                                       ----------     ----------
   Deferred tax assets
     Net operating loss carryforwards                  $ 4,380,000    $ 3,945,000
     Less valuation allowance                           (4,380,000)    (3,945,000)
                                                       -----------    -----------
   Net Deferred Tax Asset                              $         -    $         -
                                                       ===========    ===========


During the three months ended August 31, 2003 and 2002, respectively, the valuation allowance increased by approximately $68,000 and $-0-.


NOTE P - Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at August 31, 2003 or 2002, respectively.

           Epicus Communications Group, Inc. and Subsidiaries
   (formerly Phoenix International Industries, Inc. and Subsidiaries)

         Notes to Consolidated Financial Statements - Continued


NOTE P - Preferred Stock - Continued

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


NOTE Q - Common Stock Transactions

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

During the period from July 10, 2003 through August 15, 2003, the Company issued an aggregate 1,800,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. Through August 2003, the Company recognized a non-cash charge of approximately $12,750 for the differential between the "fair value" of the securities sold and the contractual exchange price.

During the period from June 24, 2003 through August 8, 2003, the Company sold an aggregate 12,000,000 shares of common stock pursuant to Regulation S of the Securities Act of 1933 for gross proceeds of approximately $568,000. No underwriter was used in connection with the sale of these securities.

On July 14, 2003, the Company issued approximately 1,000,000 shares of restricted, unregistered common stock to an unrelated entity providing consulting and telemarketing services to the Company's wholly-owned subsidiary, Epicus, Inc. This transaction was valued at approximately $45,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On July 11, 2003, the Company issued approximately 680,000 shares of common stock previously registered pursuant to a Registration Statement on Form S-8 for legal services. These transactions were valued at approximately $64,600, which was equal to the quoted closing price of the Company's securities on the NASDAQ Electronic Bulletin Board.

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

Employees of the Company who have been granted options are authorized by the Committee to purchase the shares at a price equal to 55% of the three day average closing bid price prior to the date of written election to exercise. Through May 31, 2003, options to purchase a cumulative 4,296,277 shares of common stock of the 5,000,000 shares authorized in the Plan have been granted and concurrently exercised. As of August 31, 2003, there are no granted and outstanding options.


NOTE T - Commitments and Contingencies

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Company's President and Chief Executive Officer. The lease, which provides for annual rentals of approximately $42,400. Rent expense for the three months ended August 31, 2003 and 2002 was approximately $10,600, respectively.

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

During the quarter ended August 31, 2003, there has been no significant change in any of the above listed litigation, except as noted.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(6)  Caution Regarding Forward-Looking Information

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

(2)  Results of Operations, Liquidity and Capital Resources

Overview

Epicus Communications Group, Inc. (formerly Phoenix International Industries, Inc.) (Company or Epicus Group) operates as a holding company whose interests are currently only in the telecommunications industry; however, we may become involved in any venture which management believes would be in the best interest of the Company and its shareholders. The disclosures in this quarterly report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

In general, the Company's plan is to enter into strategic relationships with companies that have developed or are developing innovative technologies, methodologies or products for the communication industry. The Company then plans to enter into marketing relationships with strategic partners that are designed to increase the customer base, and therefore the revenue streams of its subsidiaries.

The Company, during future periods, as circumstances and situations warrant, will continue to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to continue its strategic acquisition activities to promote the products and the growth of Epicus as its primary subsidiary.

For the three month periods ended August 31, 2003 and 2002, EPICUS, Inc. (Epicus), the Company's primary operating subsidiary, reported a separate company net profit as the result of continued reduced operating costs, while continuing to increase revenue via sales of the new products in its "Let Freedom Ring" services. Epicus eliminated its operating loss and replaced it with a separate company net profit of approximately $98,700 and $235,400 for the three months ended August 31, 2003 and 2002, respectively.

Results of Operations

The Company reported consolidated net revenues of approximately$5,181,000 and $1,700,000 for the respective three month periods ended August 31, 2003 and 2002. These revenues resulted solely from sales of telecommunication services generated by Epicus Group's principal operating subsidiary, Epicus.

The Company's operating subsidiary, Epicus, has experienced strong acceptance of the "Let Freedom Ring" service package to consumers. The following table reflects the quarterly revenues of the consolidated entity, principally all from Epicus, since the first quarter of Fiscal 2003:

    Quarter ended August 31, 2002                      $1,686,900
    Quarter ended November 30, 2002                    $2,547,800
    Quarter ended February 28, 2003                    $3,210,500
    Quarter ended May 31, 2003                         $2,954,300
    Quarter ended August 31, 2003                      $5,155,600

Barring unforeseen developments, we fully expect Epicus to continue increasing its revenue and profitability through the foreseeable future.

During the Company's three month period ended August 31, 2003, the Company incurred a consolidated net loss of approximately $211,000 compared to a consolidated net loss of $22,000 for the comparable three month period for the preceding year. The increase in net loss is a function of increased staffing, and the related training curve, for personnel required to service the growing customer base as a result of the Company's bundled telecommunications package, "Let Freedom Ring". The Company also experiences fluctuating expenses for commissions paid to outside sales parties and legal and consulting services based upon the Company's demand for this type of outside service. Management continues to consistently monitor staffing and expenditures to achieve optimum financial results.

The Company's net losses for the three month periods ended August 31, 2003 and 2002 continue to be primarily the result of expenses involved with supporting the day to day operation of Epicus, interest expense of approximately $95,000 and $102,000 on its legacy debt and the expenses associated with the growth in demand for the Company's telecommunication services. Also contributing to the Company loss during the period are the continued expenses associated with operating and maintaining its corporate offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and costs associated with filing the Company's documents with the Securities and Exchange Commission
(SEC).

In order for the Company to pay its operating expenses, including communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company continues to be dependent upon the funds provided by the sale of equity securities and/or debentures, various loans and agreements to defer payments due, from the Company's executive officers, directors and shareholders.

During this reporting period, the Company supported it's liquidity through the sale of approximately 12,000,000 shares of common stock pursuant to Regulation S of the Securities Act of 1933. In the future there can be no assurance that this may become a necessary endeavor. If that becomes the case, substantial dilution of current shareholders positions may occur. Further, there can be no assurance, based upon the present market price of its shares, that the Company will be able to raise additional funding, at terms and conditions satisfactory to the Company, through the private placement of its stock or the sale of its stock under the terms of "Regulation S".

Liquidity and Capital Resources

The Company, at August 31, 2003 and 2002, had total assets of approximately $5,122,000 and $2,787,000, respectively, as compared to total assets of $3,839 at May 31, 2003. The increase in assets related directly to the growth in demand for the Company's telecommunication products as reflected in increased sales and accounts receivable. Management is monitoring it's accounts receivable on a daily basis and has, within the quarter ended August 31, 2003, restructured it's monitoring and collection activities to attempt to minimize losses from uncollectible accounts.

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

The Company's monthly operating expenses during the three month periods ended August 31, 2003 and 2002, respectively, reflect the accrual for salaries payable to Gerard Haryman and Thomas Donaldson, the Company's executive officers at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate actual payment of the accrued compensation amounts to either Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.

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

On May 1, 2003, the Company and the Debenture Holders entered into a Debenture Redemption Agreement (Redemption Agreement). The Redemption Agreement sets forth the following terms and conditions related to the Debentures on an ongoing basis:

 (1) Redemption Schedule; Payment of Net Redemption Amount: The Company shall pay the Net Redemption Price to the Debenture Holders in monthly installments in the amount of $40,000 (the "Monthly Redemption Payment"), with the first installment thereof due on July 1, 2003 and subsequent installments thereof due on the first business day of each succeeding month (each, a "Payment Date") until the Net Redemption Amount has been paid in full. The Company shall pay the Debenture Holders by wire transfer of immediately available funds pursuant to the Debenture Holders' written instructions. The Monthly Redemption Payment shall be applied with respect to the Debenture Holders in the following order: (i) Accrued Interest, (ii) Redemption Premium, and
     (iii) outstanding principal balance of the Owned Debentures.

 (2) Prohibited Conversions: The Debenture Holders shall not convert the Owned Debentures into shares of the Company's common stock, par value $0.001 per share (the "Shares") during the period commencing on the date hereof and ending on June 30, 2003 (the "Prohibited Period").

 (3) Permitted Conversions: Following the Prohibited Period, the Debenture Holders shall be permitted to convert its Owned Debentures, to the extent such Owned Debentures have not been previously redeemed hereunder, into Shares in accordance with the terms and subject to the conditions of the Owned Debentures, subject to the following restrictions:

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

 (4) Issuance of Additional Shares: The Company shall issue and deliver to the Debenture Holders shares of common stock representing, in the aggregate, one percent (1%) of the outstanding shares of the Company on the earlier to occur of: (i) the date of full conversion by the Debenture Holders of all of the Owned Debentures and (ii) the date of payment by the Company of the total Aggregate Redemption Price (collectively, the "Additional Shares").

 (5) Interest: Interest on the outstanding balance of the Owned Debentures shall continue to accrue following the date hereof as specified in the respective Owned Debenture and shall be payable in cash or Shares in accordance with the terms thereof.

 (6) Effectiveness of the Registration Statement: The Company shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (i) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures, (b) accrued interest on the Debenture Holders's Owned Debentures and (c) a premium equal to thirty percent (30%) of the sum of (a) and (b) (the "Registration Penalty"). The Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's option. If a Debenture Holders elects to receive the Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached
     Schedule II.

 (7) Effect of Breach: In the event of a breach by the Company of any of the provisions of this Agreement, either by a failure to timely make any payment or failure to effect any conversion by the Debenture Holders or otherwise, in addition to any other remedies available to the Debenture Holders in law or equity with respect to such breach, the applicable discount to the market price of the Owned Debentures shall permanently be amended from fifty percent (50%) to seventy-five percent (75%).

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

Item 3 - Controls and Procedures

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

Other than as noted above, there has been no change in the status of any litigation during the quarter ended August 31, 2003.

Item 2 - Changes in Securities

During the period from July 10, 2003 through August 15, 2003, the Company issued an aggregate 1,800,000 shares of common stock to the respective Debenture Holders; AJW Partners, LLC, New Millennium Partners, LLC, and/or their affiliates, as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. Through August 2003, the Company has recognized cumulative non-cash charges of approximately $12,750 for the differential between the "fair value" of the securities sold and the contractual exchange price.

During the period from June 24, 2003 through August 8, 2003, the Company sold an aggregate 12,000,000 shares of common stock pursuant to Regulation S of the Securities Act of 1933 to Huntleigh Securities Corp. for gross proceeds of approximately $568,000. No underwriter was used in connection with the sale of these securities. As of August 31, 2003, approximately $92,000 remains to be funded to the Company on these transactions.

On July 14, 2003, the Company issued approximately 1,000,000 shares of restricted, unregistered common stock to Vstar, Inc., an unrelated entity providing consulting and telemarketing services to the Company's wholly-owned subsidiary, Epicus, Inc. This transaction was valued at approximately $45,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On July 11, 2003, the Company issued approximately 680,000 shares of common stock previously registered pursuant to a Registration Statement on Form S-8 to L. Van Stillman (380,000 shares) and Robert Schatzman (300,000 shares) for legal services. These transactions were valued at approximately $64,600, which was equal to the quoted closing price of the Company's securities on the NASDAQ Electronic Bulletin Board.


Item 3 - Defaults on Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended August 31, 2003.


Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

Exhibits
--------

 31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
 32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of
         2002.

Reports on Form 8-K
-------------------

None

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Epicus Communications Group, Inc.

Dated: October 9, 2003                           /s/ Gerard Haryman
                                           ---------------------------------
                                                              Gerard Haryman
                                          President, Chief Executive Officer
                                       Chief Financial Officer  and Director