Form 10QSB
period 2003-11-30
EPICUS COMMUNICATIONS GROUP INC
filed 2004-01-13
CIK 800401

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           Form 10-QSB

---------------------------------------------------------------------------

(Mark one)
  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended November 30, 2003

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

--------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES  X    NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 6, 2004
                                                   --------------------


Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                Epicus Communications Group, Inc.

       Form 10-QSB for the Quarter ended November 30, 2003

                        Table of Contents


                                                                  Page
                                                                  ----
Part I - Financial Information

 Item 1   Financial Statements                                      3

 Item 2   Management's Discussion and Analysis or
            Plan of Operation                                      22

 Item 3   Controls and Procedures                                  26


Part II - Other Information

 Item 1   Legal Proceedings                                        26

 Item 2   Changes in Securities                                    27

 Item 3   Defaults Upon Senior Securities                          27

 Item 4   Submission of Matters to a Vote of Security Holders      27

 Item 5   Other Information                                        27

 Item 6   Exhibits and Reports on Form 8-K                         27


Signatures                                                         28

Part I
Item 1 - Financial Statements


        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)
                   Consolidated Balance Sheets
                    November 30, 2003 and 2002

                           (Unaudited)

                                                November 30,    November 30,
                                                    2003            2002
                                                ------------    ------------

                              ASSETS
                              ------
Current Assets
 Cash on hand and in bank                       $     77,306    $     40,325
 Accounts receivable - Trade, net of
   allowance for doubtful accounts of
   approximately $1,500,000 and $285,000,
   respectively                                    5,120,817       2,793,306
 Advances due from officer                            15,000          15,000
                                                ------------    ------------
  Total current assets                             5,213,123       2,848,631
                                                ------------    ------------

Property and equipment - at cost                     588,236         562,355
 less accumulated depreciation                      (345,002)       (297,984)
                                                ------------    ------------

  Net property and equipment                         243,234         264,371
                                                ------------    ------------

Other Assets
 Deposits and other                                  288,339         203,198
 Restricted cash                                     202,881         203,798
 Trademark and corporate name
   development costs                                  23,524          23,524
                                                ------------    ------------
   Total other assets                                514,744         430,520
                                                ------------    ------------

TOTAL ASSETS                                    $  5,971,101    $  3,543,522
                                                ============    ============




                          - Continued -








The financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of
                these consolidated financial statements

         Epicus Communications Group Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)
              Consolidated Balance Sheet - Continued
                    November 30, 2003 and 2002

                           (Unaudited)

                                                November 30,    November 30,
                                                    2003            2002
                                                ------------    ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current Liabilities
 Cash overdraft                                 $    302,917    $          -
 Notes payable to banks and other                  1,308,878       1,363,093
 Accounts payable - trade                          4,646,590       2,961,178
 Accrued sales and service taxes payable           2,284,353         915,994
 Accrued payroll and payroll taxes payable           494,172         413,435
 Accrued rent payable to affiliate                   152,867         111,268
 Accrued interest payable                            987,634         647,453
 Accrued officer compensation                      2,648,970       2,295,774
                                                ------------    ------------
  Total current liabilities                       12,826,381       8,708,195
                                                ------------    ------------


Long-term debt
 Advances from controlling shareholder/officer     1,208,608       1,307,668
                                                ------------    ------------

  Total liabilities                               14,034,989      10,015,863
                                                ------------    ------------

Commitments and contingencies

Convertible debentures                               961,372       1,378,385
                                                ------------    ------------


Stockholders' Equity (Deficit)
 Preferred stock - $0.001 par value
  5,000 shares authorized
  None issued and outstanding                              -               -
 Common stock - $0.001 par value.
  200,000,000 shares authorized.
  138,276,473 and 79,562,159 shares
   issued and outstanding, respectively              138,277          79,562
 Additional paid-in capital                       14,889,950      13,330,842
 Accumulated deficit                             (24,053,487)    (21,261,130)
                                                ------------    ------------

  Total stockholders' equity                      (9,025,260)     (7,850,726)
                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  5,971,101    $  3,543,522
                                                ============    ============





The financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of
                these consolidated financial statements

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)
   Consolidated Statements of Operations and Comprehensive Loss
      Six and Three months ended November 30, 2003 and 2002

                           (Unaudited)

                                           Six months       Six months      Three months      Three months
                                              ended            ended           ended             ended
                                           November 30,     November 30,     November 30,     November 30,
                                              2003             2002             2003             2002
                                           ------------     ------------    -------------     ------------
Revenues - net                             $ 11,033,363     $  4,248,088    $   5,852,767     $  2,547,832
Cost of Sales                                (7,502,867)      (1,831,738)      (3,963,831)      (1,107,137)
                                           ------------     ------------    -------------     ------------

Gross Profit                                  3,530,496        2,416,350        1,888,936        1,440,695
                                           ------------     ------------    -------------     ------------

Operating Expenses
 Selling and marketing expenses                 948,347          510,031          518,151          343,567
 General and administrative expenses          2,439,390        1,233,140        1,231,932          590,860
 Bad debt expense                               750,000          100,000          675,000          100,000
 Depreciation and amortization                   53,963           69,325           20,488           34,663
 Compensation expense related to
  common stock issuances at
  less than "fair value"                         51,473                -           38,723                -
                                           ------------     ------------    -------------     ------------
  Total operating expenses                    4,243,173        1,912,496        2,484,294        1,069,090
                                           ------------     ------------    -------------     ------------

Income (Loss) from operations                  (712,677)         503,854         (595,358)         371,605

Other income
 Interest and other income (expense) - net        1,597                -              534                -
 Interest expense                              (183,486)        (158,738)         (88,582)         (57,233)
 Loss on disposition of fixed assets            (28,185)               -          (28,185)               -
 Accretion of Beneficial Conversion
  Feature Discount on Convertible
  Debentures                                          -         (105,882)               -          (52,941)
                                           ------------     ------------    -------------     ------------

Income (Loss) before
 provision for income taxes                    (922,751)         239,234         (711,591)         261,431

Provision for income taxes                            -                -                -                -
                                           ------------     ------------    -------------     ------------

Net Income (Loss)                              (922,751)         239,234         (711,591)         261,431

Other comprehensive income                            -                -                -                -
                                           ------------     ------------    -------------     ------------

Comprehensive Loss                         $   (922,751)    $    239,234    $    (711,591)    $    261,431
                                           ============     ============    =============     ============

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted           $(0.01)             nil           $(0.01)             nil
                                                 ======              ===           ======              ===
Weighted-average number of shares
 of common stock outstanding                127,409,041       75,411,783      133,413,944       76,328,926
                                           ============     ============    =============     ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of
                these consolidated financial statements

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)
              Consolidated Statements of Cash Flows
           Six months ended November 30, 2003 and 2002

                           (Unaudited)

                                                      Six months       Six months
                                                         ended            ended
                                                      November 30,     November 30,
                                                         2003             2002
                                                      ------------     ------------

Cash Flows from Operating Activities
 Net loss for the period                              $   (922,751)    $    239,234
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                             53,963           69,325
   Loss on disposition of fixed assets                      28,185                -
   Bad Debt Expense                                        750,000          100,000
   Expenses paid with common stock                         109,600            5,000
   Compensation expense related to common stock
     issuances at less than "fair value"                    51,473                -
   Accretion of Beneficial Conversion Feature
     Discount on Convertible Debentures                          -          105,882
   (Increase) Decrease in
     Accounts receivable                                (2,865,930)      (1,539,646)
     Deposits, intangible and other assets                 (73,622)           4,700
   Increase (Decrease) in
     Accounts payable                                      765,760          429,325
     Accrued liabilities                                 1,036,324          588,918
     Accrued interest payable                              103,486                -
     Accrued officer compensation                          176,598          176,598
                                                      ------------     ------------
Net cash used in operating activities                     (786,914)         179,336
                                                      ------------     ------------

Cash Flows from Investing Activities
 Increase in restricted cash                                (1,585)               -
 Proceeds from sale of fixed assets                          2,100                -
 Purchase of property and equipment                        (13,403)               -
                                                      ------------     ------------
Net cash used in investing activities                      (12,888)               -
                                                      ------------     ------------

Cash Flows from Financing Activities
 Increase (Decrease) in cash overdraft                    (302,917)         (74,206)
 Proceeds from sale of common stock                        568,000                -
 Repayments of advances from affiliated entities           (59,000)         (65,655)
 Proceeds from notes payable                                     -                -
                                                      ------------     ------------
Net cash provided by financing activities                  811,917         (139,861)
                                                      ------------     ------------

Increase (Decrease) in Cash                                 12,115           39,475
Cash at beginning of period                                 65,191              850
                                                      ------------     ------------

Cash at end of period                                 $     77,306     $     40,325
                                                      ============     ============

Supplemental Disclosure of Interest and
  Income Taxes Paid
    Interest paid for the period                      $     80,000     $      9,653
                                                      ============     ============
  Income taxes paid for the period                    $          -     $          -
                                                      ============     ============
Supplemental Disclosure of Non-cash Investing
  and Financing Activities
    Common stock issued for retirement of debt        $    293,756     $     51,312
                                                      ============     ============
    Common stock issued for payment of accrued
      interest                                        $          -     $     28,875
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

These financial statements reflect the books and records of Epicus Communications Group, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the six months ended November 30, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducted business activities in only one distinct business segment during Fiscal 2003 and 2002 and subsequent thereto.


NOTE C - Going Concern Uncertainty

The Company has experienced cumulative operating losses for the three-year period ended May 31, 2003 of approximately $15,600,000 and has used cumulative cash in operating activities for the same period of approximately $4,636,000. In a effort to control costs and better manage the Company's key operating subsidiary, Epicus, Inc., the Company discontinued all operations within Mic Mac and Moye during the year ended May 31, 2002 and sold or otherwise disposed of all operating assets of these subsidiaries.

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

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      Notes to Consolidated Financial Statements - Continued


NOTE D - Summary of Significant Accounting Policies - Continued

4.  Intangible Assets
    -----------------

    Monies paid for development of the trade name "Epicus", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the years ended May 31, 2003 and 2002 and the respective six month periods ended November 30, 2003 and 2002, no charges to operations were made for impairments in the future benefit of this trade name.

    Other intangible assets, where appropriate, are amortized over the estimated useful life of the underlying asset using the straight-line method.

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

6.  Income Taxes
    ------------

    The Company uses the asset and liability method of accounting for income taxes. At November 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

    As of November 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      Notes to Consolidated Financial Statements - Continued


NOTE D - Summary of Significant Accounting Policies - Continued

8.  Earnings (loss) per share
    -------------------------

    Basic earnings (loss) per share is computed by dividing the net income
    (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
    (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of November 30, 2003 and 2002, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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


NOTE F - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the six months ended November 30, 2003 and 2002 and for each of the years ended May 31, 2003 and 2002, respectively, the companies had deposits in financial institutions at various times for varying lengths of time with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses to date as a result of any of these unsecured situations.

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


NOTE I - Advances due from Officer

In a prior year, the Company advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officer's discretion, be used to offset accrued, but unpaid, compensation. As of November 30, 2003, the Company has accrued approximately $774,000 in compensation due, but unpaid, to this officer.


NOTE J - Property and Equipment

Property and equipment consists of the following as of November 30, 2003 and 2002, respectively:

                                              2003           2002      Estimated life
                                          ----------     ----------    --------------
     Computer equipment                   $  397,495     $  349,980       5 years
     Office furniture and fixtures            45,702         67,336     7-10 years
     Software and system programming         145,039        145,039       5 years
                                          ----------     ----------
                                             588,236        562,355
     Less accumulated depreciation          (345,002)      (297,984)
                                          ----------     ----------
     Net property and equipment           $  243,234     $  264,371
                                          ==========     ==========

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      Notes to Consolidated Financial Statements - Continued


NOTE J - Property and Equipment - Continued

Depreciation expense for the six months ended November 30, 2003 and 2002 was approximately $51,473 and $69,325, respectively.


NOTE K - Accrued Officer Compensation

As of November 30, 2003 and 2002, respectively, the Company has accrued a cumulative amount of approximately $2,648,970 and $2,296,000, respectively, for earned, but unpaid, compensation to it's Chief
Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.


NOTE L - Notes Payable to Banks and Others

Notes payable to banks and others at November 30, 2003 and 2002 are as follows:

                                                                      November 30,     November 30,
                                                                         2003             2002
                                                                      ------------     ------------
$750,000 note payable to a foreign corporation.  Interest at 13.0%
 Accrued interest payable quarterly.  Final maturity due in
 June 2003 and automatically renewable for one-year periods
 upon written notice by the Company prior to the maturity
 date.  Collateralized by 3,000,000 shares of restricted,
 unregistered common stock of the Company.                            $    750,000     $    750,000

$400,000 note payable to creditor trust fund.  Interest at 8.0%.
 Payable in quarterly installments of $25,000 plus accrued
 interest.  Final maturity in April 2004. In the event the
 Company fails to make any scheduled quarterly payment,
 the Creditors' Trust is entitled to an immediate entry of
 judgment for any remaining amounts due upon the filing
 of an Affidavit of Non-Payment by the Creditors' Trust.                   350,000          350,000

$150,000 note payable to an individual. Principal and
 unpaid interest due upon demand.  Unsecured                               111,000          111,000

$97,878 note payable to an unrelated entity.  Non-interest
 bearing.  Unsecured.  Due upon demand                                      97,878           97,878

$100,000 note payable to former employee pursuant to an
 employment agreement for advances made by former
 owner of an acquired subsidiary.  Non-interest bearing.
 Paid in May 2003 with the issuance of 500,000 shares
 of restricted, unregistered common stock.                                       -           54,215
                                                                      ------------     ------------
 Total notes payable to banks and others                              $  1,308,878     $  1,363,093
                                                                      ============     ============

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      Notes to Consolidated Financial Statements - Continued


NOTE M - Long-Term Debt

Long-term debt consists of the following at November 30, 2003 and 2002, respectively:

                                                                      November 30,     November 30,
                                                                         2003             2002
                                                                      ------------     ------------

Unsecured advances made by the Company's Chief Executive
 Officer and/or entities controlled by either Company officers and/or individuals related to the Company's Chief Executive
 Officer.  Interest at 6.25%.  Due upon demand.  Unsecured            $  1,208,608     $  1,307,668
                                                                      ============     ============


NOTE N - Convertible Debentures

On September 28, 2001, a consortium of four (4) separate investment entities under common management purchased 12% convertible debentures from the Company and were issued the right to receive warrants to purchase an aggregate of 3,500,000 shares of common stock from the Company in a future private placement transaction.

As of November 30, 2003, the Company has issued and outstanding approximately $961,372 in 12.0% convertible debentures (Debentures). Interest on the debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such Debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Company's option, in either cash or restricted, unregistered common stock. The Debentures must be prepaid if an event of default occurs under the Debentures and at the Company's option may be prepaid within thirty days of the original issue date of the Debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the Debenture documents and could result in the acceleration of all amounts due under the Debentures.

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



        (Remainder of this page left blank intentionally)

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      Notes to Consolidated Financial Statements - Continued


NOTE N - Convertible Debentures - Continued

6. Effectiveness of the Registration Statement: The Company shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (I) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures, (b) accrued interest on the Debenture Holders's Owned Debentures and ) a premium equal to thirty percent (30%) of the sum of (a) and (b) (the "Registration Penalty"). The Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's option. If a Debenture Holders elects to receive the Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached Schedule II.

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


NOTE O - Income Taxes

The components of income tax (benefit) expense for the six months ended November 30, 2003 and 2002, respectively, are as follows:

                             November 30,     November 30,
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

The Company's income tax expense for the six months ended November 30, 2003 and 2002, respectively, are as follows:

                                                        November 30,    November 30,
                                                            2003            2002
                                                        ------------    ------------

Statutory rate applied to loss before income taxes      $   (314,000)   $     81,300
 Increase (decrease) in income taxes resulting from:
  State income taxes                                               -               -
  Other, including reserve for deferred tax asset            314,000         (81,000)
                                                        ------------    ------------
     Income tax expense                                 $          -    $          -
                                                        ============    ============


Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 30, 2003 and 2002, respectively:

                                                        November 30,    November 30,
                                                            2003            2002
                                                        ------------    ------------

   Deferred tax assets
     Net operating loss carryforwards                   $  4,380,000    $  5,195,000
     Less valuation allowance                             (4,380,000)     (5,195,000)
                                                        ------------    ------------
   Net Deferred Tax Asset                               $          -    $          -
                                                        ============    ============

During the six months ended November 30, 2003 and 2002, respectively, the valuation allowance increased by approximately $68,000 and $-0-.


NOTE P - Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at either November 30, 2003 or 2002, respectively.

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

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      Notes to Consolidated Financial Statements - Continued


NOTE Q - Common Stock Transactions - Continued

During the period from September 10, 2003 through November 14, 2003, the Company issued an aggregate 8,978,902 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. Through November 2003, the Company recognized a cumulative non-cash charge of approximately $51,473 for the differential between the "fair value" of the securities sold and the contractual exchange price.


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

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      Notes to Consolidated Financial Statements - Continued


NOTE T - Commitments and Contingencies

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Company's President and Chief Executive Officer. The lease, which provides for annual rentals of approximately $42,400. Rent expense for the six months ended November 30, 2003 and 2002 was approximately $21,200, respectively.

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

During the quarter ended November 30, 2003, there has been no significant change in any of the above listed litigation, except as noted.

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

(2)  Results of Operations, Liquidity and Capital Resources

Overview

The Company currently has only one operating subsidiary, EPICUS, Inc. In general, the Company's business plan is to enter into strategic relationships or, possibly, business combination transactions with unaffiliated companies that have developed or are developing innovative technologies, methodologies or products for the communication industry. The Company also has also entered into marketing relationships with strategic partners that are designed to increase the customer base, and therefore the revenue streams of its subsidiaries.

For the three month period ended November 30, 2002, EPICUS, Inc. (Epicus), the Company's primary operating subsidiary, reported a separate company net profit as the result of continued reduced operating costs, while continuing to increase revenue via sales of the new products in its "Let Freedom Ring" services. Due to the nature of Epicus' customer base and other general economic conditions, Epicus recognized a charge to operations of approximately $750,000 for quantified bad debt exposures within it's trade accounts receivable portfolio as of November 30, 2003. Exclusive of this non-cash charge for bad debt exposures, Epicus recognized a separate company net income of approximately $442,000 for the six months ended November 30, 2003 as compared to a separate company net income of approximately $704,000 for the six months ended November 30, 2002.

The Company's operating subsidiary, Epicus, has experienced strong acceptance of the "Let Freedom Ring" service package to consumers. The following table reflects the quarterly revenues of the consolidated entity, principally all from Epicus, since the first quarter of Fiscal 2003:

  Quarter ended August 31, 2002                           $1,686,900
  Quarter ended November 30, 2002                         $2,547,800
  Quarter ended February 28, 2003                         $3,210,500
  Quarter ended May 31, 2003                              $2,954,300
  Quarter ended August 31, 2003                           $5,180,600
  Quarter ended November 30, 2003                         $5,852,800

Barring unforeseen developments, we fully expect Epicus to continue increasing its revenue and separate company profitability through the foreseeable future.

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

The Company reported consolidated net revenues of approximately$11,033,000 and $4,248,000 for the respective six month periods ended November 30, 2003 and 2002. These revenues resulted from telecommunication service sales generated by Epicus Group's principal operating subsidiary, Epicus.

It should be noted that the Company's marketing efforts, it's telecommunication service packages and market penetration are oriented towards with customers with less-than-pristeen consumer credit reports. With the insight of the Company's auditors, Management, commencing in July 2003, began an extended review of its customer base, billing cycles and cash collections thereon. The best available data, principally derived during the quarter ended November 30, 2003, has revealed that the Company has an ongoing exposure of approximately 7-10% of net revenues for uncollectable accounts on an ongoing basis, using the current customer base and service levels. During the quarter ended November 30, 2003, the Company recognized a charge to operations of approximately $675,000 to recognize this exposure related to sales in the current fiscal year. Based on this information and future reviews, management has instituted new customer acceptance screening methods; securing alternative payment methods from customers, such as automatic credit card charges; and fully intends to better manage and mitigate the bad debt exposure in it's accounts receivable portfolio. However, due to competition and other economic pressures, there is no guarantee that the current trends may not continue in the future.

During the Company's six month period ended November 30, 2003, the Company incurred a consolidated net loss of approximately $(923,000) compared to a consolidated net income of $239,000 for the comparable six month period for the preceding year. The increase in net loss is a function of increased staffing, and the related training curve, for personnel required to service the growing customer base as a result of the Company's bundled telecommunications package, "Let Freedom Ring". Further, the November 30, 2003 loss includes non-cash charges of approximately $750,000 for bad debt expense and approximately $51,500 for compensation expense related to the issuance of common stock at less than "fair value". The Company continues to experience fluctuating expenses for commissions paid to outside sales parties and legal and consulting services based upon the Company's demand for this type of outside service. Management continues to consistently monitor staffing and expenditures to achieve optimum financial results.

The Company's net income (losses) for the six month periods ended November 30, 2003 and 2002 continue to be primarily the result of expenses involved with supporting the day to day operation of Epicus, interest expense of approximately $183,000 and $102,000 on its legacy debt and the expenses associated with the growth in demand for the Company's telecommunication services. Also contributing to the Company loss during the period are the continued expenses associated with operating and maintaining its corporate offices, professional fees and expenses associated with being a reporting public company, which include: legal, accounting and costs associated with filing the Company's documents with the Securities and Exchange Commission (SEC).

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

During the six months ended November 30, 2003, the Company supported it's liquidity through the sale of an aggregate of approximately 12,000,000 shares of common stock pursuant to Regulation S of the Securities Act of 1933. In the future there can be no assurance that this may become a necessary endeavor. If that becomes the case, substantial dilution of current shareholders positions may occur. Further, there can be no assurance, based upon the present market price of its shares, that the Company will be able to raise additional funding, at terms and conditions satisfactory to the Company, through the private placement of its stock or the sale of its stock under the terms of "Regulation S".

Liquidity and Capital Resources

The Company, at November 30, 2003 and 2002, had total assets of approximately $5,971,000 and $3,543,000, respectively, as compared to total assets of $3,839,000 at May 31, 2003. The increase in assets related directly to the growth in demand for the Company's telecommunication products as reflected in increased sales and accounts receivable. Management is monitoring it's accounts receivable on a daily basis and has, within the quarter ended August 31, 2003, restructured it's monitoring and collection activities to attempt to minimize losses from uncollectible accounts.

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

The Company's monthly operating expenses through November 30, 2003 and 2002, respectively, reflect the accrual for salaries payable to Gerard Haryman and Thomas Donaldson, the Company's executive officers at the rate of $20,833 and $8,600 per month respectively. The Company does not contemplate actual payment of the accrued compensation amounts to either Messrs. Haryman and Donaldson unless and until it begins to generate positive cash flow from operations.

Convertible Debentures

On September 28, 2001, a consortium of four (4) separate investment entities under common management purchased 12% convertible debentures from the Company and were issued the right to receive warrants to purchase an aggregate of 3,500,000 shares of common stock from the Company in a future private placement transaction.

As of November 30, 2003, the Company has issued and outstanding approximately $961,372 in 12.0% convertible debentures (Debentures). Interest on the debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such Debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Company's option, in either cash or restricted, unregistered common stock. The Debentures must be prepaid if an event of default occurs under the Debentures and at the Company's option may be prepaid within thirty days of the original issue date of the Debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the Debenture documents and could result in the acceleration of all amounts due under the Debentures.

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

(6) Effectiveness of the Registration Statement: The Company shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (I) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures, (b) accrued interest on the Debenture Holders's Owned Debentures and ) a premium equal to thirty percent (30%) of the sum of (a) and (b) (the "Registration Penalty"). The Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's option. If a Debenture Holders elects to receive the Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached Schedule II.

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

Other than as noted above, there has been no change in the status of any litigation during the quarter ended November 30, 2003.


Item 2 - Changes in Securities

During the period from September 10, 2003 through November 14, 2003, the Company issued an aggregate 8,978,902 shares of common stock to the respective Debenture Holders; AJW Partners, LLC, New Millennium Partners, LLC, and/or their affiliates, as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. Through November 2003, the Company recognized a cumulative non-cash charge of approximately $38,723 for the differential between the "fair value" of these securities sold and the contractual exchange price.


Item 3 - Defaults on Senior Securities

 None


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended November 30, 2003.


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

                                      Epicus Communications Group, Inc.

Dated: January 9, 2004                               /s/ Gerard Haryman
                                      ---------------------------------
                                                         Gerard Haryman
                                     President, Chief Executive Officer
                                   Chief Financial Officer and Director