Form 10QSB
period 2004-02-29
EPICUS COMMUNICATIONS GROUP INC
filed 2004-04-12
CIK 800401

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                Form 10-QSB
----------------------------------------------------------------------


(Mark one)
   X     Quarterly Report Under Section 13 or 15(d) of the
  ---     Securities Exchange Act of 1934

            For the quarterly period ended February 29, 2004

         Transition Report Under Section 13 or 15(d) of the
  ---     Securities Exchange Act of 1934

       For the transition period from ___________ to __________


----------------------------------------------------------------------

                     Commission File Number: 000-17058
                                             ---------

                     Epicus Communications Group, Inc.

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
April 2, 2004: 203,449,951
--------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                        Epicus Communications Group, Inc.

               Form 10-QSB for the Quarter ended February 29, 2004

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


Part II- Other Information

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

Part 1
Item 1 - Financial Statements

               Epicus Communications Group, Inc. and Subsidiaries
      (formerly Phoenix International Industries, Inc. and Subsidiaries)
                         Consolidated Balance Sheets
                   February 29, 2004 and February 28, 2003

                                 (Unaudited)


                                             February 29,   February 28,
                                                2004            2003
                                             ------------   ------------


                             ASSETS
                             ------

Current Assets
  Cash on hand and in bank                   $     72,241   $     19,295
  Accounts receivable - Trade, net of
   allowance for doubtful
   accounts of approximately $1,469,681
   and $350,000, respectively                   6,109,049      3,613,769
  Advances due from officer                        15,000         15,000
                                               ----------     ----------

      Total current assets                      6,196,290      3,648,064
                                               ----------     ----------

Property and equipment - at cost                  606,505        548,507
  Less Accumulated depreciation                  (373,886)      (261,505)
                                               ----------     ----------

  Net property and equipment                      232,619        287,002
                                               ----------     ----------

Other Assets
  Deposits                                        510,839        202,706
  Restricted cash                                      -         201,267
  Assets held for sale                                 -          30,285
  Trademark and corporate name development
   costs                                           23,524         23,524
                                               ----------     ----------

      Total other assets                          534,363        457,782
                                               ----------     ----------


TOTAL ASSETS                                 $  6,963,272   $  4,392,848
                                               ==========     ==========




                                - Continued -


The financial information presented herein has been prepared by management without audit by independent certified accountants.
The accompanying notes are an integral part of these consolidated financial statements.

               Epicus Communications Group, Inc. and Subsidiaries
       (formerly Phoenix International Industries, Inc. and Subsidiaries)
                  Consolidated Balance Sheets - Continued
                  February 29, 2004 and February 28, 2003

                                (Unaudited)



                                                February 29,    February 28,
                                                    2004            2003
                                                ------------    ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities
  Bank overdraft                                $    211,935    $        -
  Notes payable                                    1,308,878       1,363,093
  Accounts payable - trade                         5,505,168       3,016,551
  Accrued sales and service taxes payable          2,829,400       1,007,216
  Accrued payroll and payroll taxes payable          510,841         479,056
  Accrued rent payable to affiliate                  163,267         121,667
  Accrued interest payable                           930,944         789,991
  Accrued officer compensation                     2,737,269       2,384,073
                                                  ----------      ----------

      Total current liabilities                   14,197,702       9,161,647
                                                  ----------      ----------

Long-term debt
  Advances from controlling shareholder/officer      538,617       1,269,668
                                                  ----------      ----------

      Total liabilities                           14,736,319      10,431,315
                                                  ----------      ----------


Commitments and contingencies


Convertible debentures                               746,269       1,290,885
                                                  ----------      ----------

Stockholders' Equity (Deficit)
  Preferred stock - $0.001 par value
   5,000 shares authorized
   None issued and outstanding                           -               -
  Common stock - $0.001 par value.
   800,000,000 shares authorized.
   203,449,951 and 98,641,919 shares
   issued and outstanding                            203,450          98,642
  Additional paid-in capital                      15,919,133      13,822,491
 Accumulated deficit                             (24,641,899)    (21,250,485)
                                                  ----------      ----------

  Total stockholders' equity                      (8,519,316)     (7,329,352)
                                                  ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  6,963,272    $  4,392,848
                                                  ==========      ==========




The financial information presented herein has been prepared by management without audit by independent certified accountants.
The accompanying notes are an integral part of these consolidated financial statements.

               Epicus Communications Group, Inc. and Subsidiaries
       (formerly Phoenix International Industries, Inc. and Subsidiaries)
          Consolidated Statements of Operations and Comprehensive Loss
      Nine and Three months ended February 29, 2004 and February 28, 2003

                                  (Unaudited)


                                              Nine months    Nine months    Three months    Three months
                                                ended          ended          ended           ended
                                              February 29,   February 28,   February 29,    February 28,
                                                 2004           2003           2004            2003
                                              ------------   ------------   ------------    ------------


Revenues - net                                $17,939,571     $7,458,595      $6,906,208      $3,210,507
Cost of Sales                                  12,582,642      3,408,128       5,079,775       1,576,390
                                               ----------      ---------       ---------       ---------

Gross Profit                                    5,356,929      4,050,467       1,826,433       1,647,117
                                               ----------      ---------       ---------       ---------

Operating Expenses
 Selling, general and
  administrative expenses                       6,369,119      3,226,214       2,231,382       1,383,070
 Compensation expense related to
  common stock issuances at less
  than "fair value"                               130,727        311,934          79,254         311,934
 Depreciation and amortization                     82,847         75,489          28,884           6,164
                                               ----------      ---------       ---------       ---------
   Total operating expenses                     6,582,693      3,613,664       2,339,520       1,701,168
                                               ----------      ---------       ---------       ---------

Income (Loss) from operations                  (1,225,764)       436,803        (513,087)        (67,051)

Other income
 Interest and other income (expense) - net          1,788            915             191             915
 Interest expense                                (259,002)      (366,277)        (75,516)       (207,539)
 Gain on forgiveness of accounts payable              -          353,577             -           353,577
 Loss on disposition of fixed assets              (28,185)       (33,962)            -           (33,962)
 Accretion of Beneficial Conversion
   Feature Discount on Convertible
   Debentures                                         -         (141,177)            -           (35,295)
                                               ----------      ---------       ---------       ---------

Income (Loss) before provision
 for income taxes                              (1,511,163)       249,879        (588,412)         10,645

Provision for income taxes                            -              -               -               -
                                               ----------      ---------       ---------       ---------

Net Income (Loss)                              (1,511,163)       249,879        (588,412)         10,645

Other comprehensive income                        -                  -               -               -
                                               ----------      ---------       ---------       ---------

Comprehensive Income (Loss)                   $(1,511,163)    $  249,879      $ (588,412)     $   10,645
                                               ==========      =========       =========       =========


Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted             $(0.01)           nil             nil             nil
                                                    =====            ===             ===             ===

Weighted-average number of shares
 of common stock outstanding                  140,805,669     79,549,967     167,746,141      87,964,274
                                              ===========     ==========     ===========      ==========






The financial information presented herein has been prepared by management without audit by independent certified accountants.
The accompanying notes are an integral part of these consolidated financial statements.

              Epicus Communications Group, Inc. and Subsidiaries
       (formerly Phoenix International Industries, Inc. and Subsidiaries)
                    Consolidated Statements of Cash Flows
          Nine months ended February 29, 2004 and February 28, 2003

                               (Unaudited)

                                                        Nine months     Nine months
                                                           ended           ended
                                                        February 29,    February 28,
                                                           2004            2003
                                                        ------------    ------------
Cash Flows from Operating Activities
 Net income (loss) for the period                       $(1,511,163)    $   249,879
 Adjustments to reconcile net loss to net cash
  provided by operating activities
    Depreciation                                             82,847          75,489
    Amortization                                                -               -
    Expenses paid with common stock                         109,600          71,000
    Bad debt expense                                      1,490,000         165,000
    Compensation expense related to common stock
     issuances at less than "fair value"                    130,727         311,934
    Gain on forgiveness of accounts payable                     -          (353,577)
    Loss on disposition of fixed assets                      28,185          33,962
    Accretion of Beneficial Conversion Feature
     Discount on Convertible Debentures                         -           141,177
    (Increase) Decrease in
     Accounts receivable                                 (4,594,162)     (2,425,109)
     Deposits, intangible and other assets                 (296,122)          5,192
    Increase (Decrease) in
     Accounts payable                                     1,624,337         789,741
     Accrued liabilities                                  1,787,442         908,698
     Accrued officer compensation                           264,897         264,897
                                                          ---------       ---------
Net cash provided by (used in) operating activities        (883,412)        238,283
                                                          ---------       ---------

Cash Flows from Investing Activities
  (Increase) Decrease in restricted cash                    201,296           2,531
  Proceeds from assets held for sale                          2,100             -
  Purchase of property and equipment                        (31,672)        (44,508)
                                                          ---------       ---------
Net cash used in investing activities                       171,724         (41,977)
                                                          ---------       ---------
Cash Flows from Financing Activities
  Increase (Decrease) in cash overdraft                     211,935         (74,206)
  Proceeds from sale of common stock                        568,000             -
  Cash advanced (repaid) from/to stockholder                (61,197)       (103,655)
  Proceeds from convertible debentures                          -               -
  Proceeds from notes payable                                   -               -
                                                          ---------       ---------
Net cash provided by (used in) financing activities         718,738        (177,861)
                                                          ---------       ---------

Increase (Decrease) in Cash                                   7,050          18,445

Cash at beginning of period                                  65,191             850
                                                          ---------       ---------

Cash at end of period                                    $   72,241      $   19,265
                                                          =========       =========



                         - Continued -




The financial information presented herein has been prepared by management without audit by independent certified accountants.
The accompanying notes are an integral part of these consolidated financial statements.

              Epicus Communications Group, Inc. and Subsidiaries
     (formerly Phoenix International Industries, Inc. and Subsidiaries)
              Consolidated Statements of Cash Flows - Continued
            Nine months ended February 29, 2004 and February 28, 2003

                                (Unaudited)



                                                           Nine Months     Nine Months
                                                              ended           ended
                                                           February 29,    February 28,
                                                              2004            2003
                                                           ------------    ------------

Supplemental Disclosure of
 Interest and Income Taxes Paid
  Interest paid for the period                             $   80,000      $   64,654
                                                            =========       =========
  Income taxes paid for the period                         $        -        $      -
                                                            =========       =========
Supplemental Disclosure of Non-cash
 investing and financing activities
  Common stock issued for retirement of debt               $1,176,653      $  138,812
                                                            =========       =========
  Common stock issued in payment of accrued interest       $  132,206      $   38,875
                                                            =========       =========
  Equipment acquired for future services on barter         $        -      $   48,534
                                                            =========       =========






The financial information presented herein has been prepared by management without audit by independent certified accountants.
The accompanying notes are an integral part of these consolidated financial statements.

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

6.  Income Taxes
    ------------

    The Company uses the asset and liability method of accounting for income taxes. At February 29, 2004 and February 28, 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

    As of February 29, 2004 and February 28, 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

       Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

      Notes to Consolidated Financial Statements - Continued


NOTE D - Summary of Significant Accounting Policies - Continued

8.  Earnings (loss) per share
    -------------------------

    Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
    (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of February 29, 2004 and February 28, 2003, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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


NOTE F - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended February 29, 2004 and February 28, 2003, respectively, and for each of the years ended May 31, 2003 and 2002, respectively, the companies had deposits in financial institutions at various times for varying lengths of time with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses to date as a result of any of these unsecured situations.

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

During the quarter ended February 29, 2004, management redeemed the amounts on deposit and transferred the funds directly to BellSouth Corp. in lieu of maintaining the standby letter of credit. As of February 29, 2004, the Company has approximately $522,000 on deposit with BellSouth Corp.


NOTE I - Advances due from Officer

In a prior year, the Company advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officer's discretion, be used to offset accrued, but unpaid, compensation. As of February 29, 2004, the Company has accrued approximately $799,800 in compensation due, but unpaid, to this officer.

       Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

       Notes to Consolidated Financial Statements - Continued


NOTE J - Property and Equipment

Property and equipment consists of the following as of February
29, 2004 and February 28, 2003, respectively:



                                   February 29,    February 28,
                                      2004            2003         Estimated life
                                   ------------    ------------    --------------

  Computer equipment                 $415,764        $364,745          5 years
  Office furniture and fixtures        45,702          38,723         7-10 years
  Software and system programming     145,039         145,039          5 years
                                      -------         -------
                                      606,505         548,507
  Less accumulated depreciation      (373,886)       (261,505)
                                      -------         -------
  Net property and equipment         $232,619        $287,002
                                      =======         =======




Depreciation expense for the nine months ended February 29, 2004 and February 28, 2003 was approximately $82,847 and $75,489, respectively.


NOTE K - Accrued Officer Compensation

As of February 29, 2004 and February 28, 2003, respectively, the Company has accrued a cumulative amount of approximately $2,737,269 and $2,384,073, respectively, for earned, but unpaid, compensation to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month, respectively.


NOTE L - Notes Payable to Banks and Others

Notes payable to banks and others at February 29, 2004 and February 28, 2003 are as follows:


                                                    February 29,  February 28,
                                                       2004          2003
                                                    ------------  ------------

$750,000 note payable to a foreign corporation.
 Interest at 13.0% Accrued interest payable
 quarterly.  Final maturity due in June 2003
 and automatically renewable for one-year periods
 upon written notice by the Company prior to the
 maturity date.  Collateralized by 3,000,000
 shares of restricted, unregistered common stock
 of the Company.                                     $ 750,000     $ 750,000

$400,000 note payable to creditor trust fund.
 Interest at 8.0%.  Payable in quarterly
 installments of $25,000 plus accrued interest.
 Final maturity in April 2004. In the event the
 Company fails to make any scheduled quarterly
 payment, the Creditors' Trust is entitled to an
 immediate entry of judgment for any remaining
 amounts due upon the filing of an Affidavit of
 Non-Payment by the Creditors' Trust.                  350,000       350,000

$150,000 note payable to an individual. Principal
 and unpaid interest due upon demand.  Unsecured       111,000       111,000


        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

     Notes to Consolidated Financial Statements - Continued


NOTE L - Notes Payable to Banks and Others - Continued


                                                    February 29,  February 28,
                                                        2004          2003
                                                    ------------  ------------

$97,878 note payable to an unrelated entity.
 Non-interest bearing.  Unsecured.
 Due upon demand                                       97,878        97,878

$100,000 note payable to former employee pursuant
 to an employment agreement for advances made by
 former owner of an acquired subsidiary.
 Non-interest bearing. Paid in May 2003 with the
 issuance of 500,000 shares of restricted,
 unregistered common stock.                                 -        54,215
                                                    ---------     ---------

 Total notes payable to banks and others           $1,308,878    $1,363,093
                                                    =========     =========



NOTE M - Long-Term Debt

Long-term debt consists of the following at February 29, 2004 and February 28, 2003, respectively:



                                                 February 29,  November 30,
                                                    2004          2002
                                                 ------------  ------------

Unsecured advances made by the Company's
 Chief Executive Officer and/or entities
 controlled by either Company officers
 and/or individuals related to the Company's
 Chief Executive Officer.  Interest at 6.25%.
 Due upon demand.  Unsecured                       $528,617     $1,269,668
                                                    =======      =========





NOTE N - Convertible Debentures

On September 28, 2001, a consortium of four (4) separate investment entities under common management purchased 12% convertible debentures from the Company and were issued the right to receive warrants to purchase an aggregate of 3,500,000 shares of common stock from the Company in a future private placement transaction.

As of February 29, 2004, the Company has issued and outstanding approximately $746,269 in 12.0% convertible debentures (Debentures). Interest on the debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such Debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Company's option, in either cash or restricted, unregistered common stock. The Debentures must be prepaid if an event of default occurs under the Debentures and at the Company's option may be prepaid within thirty days of the original issue date of the Debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the Debenture documents and could result in the acceleration of all amounts due under the Debentures.

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

6. Effectiveness of the Registration Statement: The  Company
   shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (I) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures, (b) accrued interest on the Debenture Holders's Owned Debentures and c) a premium equal to thirty percent (30%) of the sum of (a) and (b) (the "Registration Penalty"). The Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's option. If a Debenture Holders elects to receive the Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached Schedule II.

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


NOTE O - Income Taxes

The  components  of  income tax (benefit) expense  for  the  nine
months   ended   February  29,  2004  and  February   28,   2003,
respectively, are as follows:



                                             February 29,   February 28,
                                                 2004           2003
                                             ------------   ------------

   Federal:
     Current                                      $     -         $    -
     Deferred                                           -              -
                                                  -------         ------
                                                        -              -
   State:                                         -------         ------

     Current                                            -              -

     Deferred                                           -              -
                                                  -------         ------
                                                        -              -
                                                  -------         ------
     Total                                        $     -         $    -
                                                  =======         ======



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

The Company's income tax expense for the nine months ended
February 29, 2004 and February 28, 2003, respectively, are as follows:



                                                     February 29,    February 28,
                                                        2004            2003
                                                     ------------    ------------

Statutory rate applied to loss before income taxes     $(514,000)        $85,000
 Increase (decrease) in income taxes resulting from:
  State income taxes                                           -               -

  Other, including reserve for deferred tax asset        514,000         (85,000)
                                                         -------         -------

     Income tax expense                                $       -         $     -
                                                         =======          ======



Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 29, 2004 and February 28, 2003, respectively:



                                               February 29,    February 28,
                                                   2004            2003
                                               ------------    ------------

   Deferred tax assets
     Net operating loss carryforwards           $4,380,000      $5,195,000
     Less valuation allowance                   (4,380,000)     (5,195,000)
                                                 ---------       ---------
   Net Deferred Tax Asset                       $        -      $        -
                                                 =========       =========





During the nine months ended February 29, 2004 and February 28,
2003, respectively, the valuation allowance increased by approximately $68,000 and $-0-.


NOTE P - Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at either February 29, 2004 and February 28, 2003, respectively.

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


NOTE Q - Common Stock Transactions

On February 3, 2004, at the Annual Meeting of the Company Shareholders, an action was approved to increase the authorized number of shares of common stock to be issued from 200,000,000 to 800,000,000. This action has been registered as an amendment to the Company's Articles of Incorporation and is reflected in the accompanying financial statements as of the first day of the first period presented.

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

During the period from July 10, 2003 through August 15, 2003, the Company issued an aggregate 1,800,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a non-cash charge of approximately $12,750 for the differential between the "fair value" of these securities sold and the contractual exchange price.

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

        Epicus Communications Group, Inc. and Subsidiaries
(formerly Phoenix International Industries, Inc. and Subsidiaries)

       Notes to Consolidated Financial Statements - Continued


NOTE Q - Common Stock Transactions - Continued

During the period from September 10, 2003 through November 14, 2003, the Company issued an aggregate 8,978,902 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $51,473 for the differential between the "fair value" of these securities sold and the contractual exchange price.

During the period from December 12, 2003 through February 27, 2004, the Company issued an aggregate 15,173,478 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $79,254 for the differential between the "fair value" of these securities sold and the contractual exchange price.

During January 2004, the Company's Board of Directors approved the issuance of an aggregate 62,500,000 shares of restricted, unregistered common stock to Gerard Haryman, the Company's Chairman, in repayment of approximately $1,000,000 in unsecured debt. Through February 29, 2004, the Company has issued 50,000,000 of the approved shares in retirement of $800,000 in debt. The per share exchange price was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On February 27, 2004, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-8 to register an aggregate 50,500,000 shares of common stock to be used as follows:

  a) 20,000,000 shares of the Company's Common Stock that may be issued pursuant to its 2004 Stock Option Plan. Also registered hereunder are such additional shares of Common Stock, presently indeterminable, as may be necessary to satisfy the anti-dilution provisions of the Plan to which this Registration Statement relates in accordance with Rule 416 under the Securities Act of 1933, as amended (the "Securities Act");
  b) 9,000,000 shares of the Company's Common Stock to be issued to Marc Sporn as compensation for consulting services performed by Mr. Sporn under contract with Eastern Consulting Corp;
  c) 3,500,000 shares of the Company's Common Stock to be issued to Jeffrey A. Rinde as compensation for legal services rendered by Mr. Rinde under a retainer agreement with Bondy & Schloss LLP, the Company's new principal securities counsel; and
  d) 18,000,000 shares of the Company's Common Stock to be issued to Manny Shulman as compensation for consulting services rendered by Mr. Shulman.


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

The Company is in negotiations for new long-term office space for the EPICUS subsidiary and anticipates replacing the above discussed sublease agreement upon it's expiration in September
2004.

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

During the quarter ended February 29, 2004, there has been no significant change in any of the above listed litigation, except as noted.

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

For the each of the three month periods ended February 29, 2004 and November 30, 2002, respectively, EPICUS, Inc. (Epicus), the Company's primary operating subsidiary, reported a separate company net profit as the result of continued reduced operating costs, while continuing to increase revenue via sales of the new products in its "Let Freedom Ring" services. Due to the nature of Epicus' customer base and other general economic conditions, Epicus recognized a charge to operations of approximately $740,000 and $750,000 for quantified bad debt exposures within it's trade accounts receivable portfolio for each of the quarters ended February 29, 2004 and November 30, 2003, respectively. Exclusive of this non-cash charge for bad debt exposures, Epicus recognized a separate company net income of approximately $626,000 and $442,000 for the nine and three months ended February 29, 2004, respectively, as compared to a separate company net income of approximately $1,231,000 and $429,000 for the nine and three months ended February 28, 2003, respectively.

The Company's operating subsidiary, Epicus, has experienced strong acceptance of the "Let Freedom Ring" service package to consumers. The following table reflects the quarterly revenues of the consolidated entity, principally all from Epicus, since the first quarter of Fiscal 2003:

  Quarter ended August 31, 2002                 $1,686,900
  Quarter ended November 30, 2002               $2,547,800
  Quarter ended February 28, 2003               $3,210,500
  Quarter ended May 31, 2003                    $2,954,300
  Quarter ended August 31, 2003                 $5,180,600
  Quarter ended November 30, 2003               $5,852,800
  Quarter ended February 29, 2004               $6,906,208

During the quarter ended February 29, 2004, members of senior management undertook an independent validation and verification of the Company's product pricing models and representations made by certain members of the EPICUS operating staff. As a result of this independent effort, senior management discovered critical errors in the EPICUS pricing models for services provided to customers located in "Zone 3", an area furthest from the Company's principal southeastern United States service area. It was discovered that these customers were being provided pricing at a substantial detriment to the EPICUS finances. As a result of this effort, senior management, utilizing the defined protocols within the various states receiving services, notified these EPICUS customers of authorized rate increases. While EPICUS did lose approximately 1,000 customers as a result of this process, management has implemented a new pricing model to ensure that the revenues charged are in excess of the cost of services being provided. Further, senior management dismissed the EPICUS chief information officer and director of marketing.

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

The Company reported consolidated net revenues of approximately $18,000,000 and $7,500,000 for the respective nine month periods ended February 29, 2004 and February 28, 2003, respectively. These revenues resulted from telecommunication service sales generated by Epicus Group's principal operating subsidiary, Epicus.

It should be noted that the Company's marketing efforts, it's telecommunication service packages and market penetration are oriented towards with customers with less-than-pristeen consumer credit reports. With the insight of the Company's auditors, Management, commencing in July 2003, began an extended review of its customer base, billing cycles and cash collections thereon. The best available data, principally derived during the quarter ended November 30, 2003 and reevaluated during the quarter ended February 29, 2004, has revealed that the Company has an ongoing exposure of approximately 7-10% of net revenues for uncollectable accounts on an ongoing basis, using the current customer base and service levels. During the nine months ended February 29, 2004, the Company recognized a charge to operations of approximately $1,490,000 to recognize this exposure related to sales in the current fiscal year. Based on this information and future reviews, management continues to institute and refine new customer acceptance screening methods; securing alternative payment methods from customers, such as automatic credit card charges; and fully intends to better manage and mitigate the bad debt exposure in it's accounts receivable portfolio. However, due to competition and other economic pressures, there is no guarantee that the current trends may not continue in the future.

During the Company's nine month period ended February 29, 2004, the Company incurred a consolidated net loss of approximately $(1,511,000) compared to a consolidated net income of $250,000 for the comparable six month period for the preceding year. The increase in net loss is a function of increased staffing, and the related training curve, for personnel required to service the growing customer base as a result of the Company's bundled telecommunications package, "Let Freedom Ring". Further, the February 29, 2004 loss includes non-cash charges of approximately $1,490,000 for bad debt expense and approximately $131,000 for compensation expense related to the issuance of common stock at less than "fair value". The Company continues to experience fluctuating expenses for commissions paid to outside sales parties and legal and consulting services based upon the Company's demand for this type of outside service. Management continues to consistently monitor staffing and expenditures to achieve optimum financial results.

The Company's net income (losses) for the nine month periods ended February 29, 2004 and February 28, 2003 continue to be primarily the result of expenses involved with supporting the day to day operation of Epicus, interest expense of approximately $259,000 and $366,000 on its legacy debt and the expenses associated with the growth in demand for the Company's telecommunication services. Also contributing to the Company loss during the period are the continued expenses associated with operating and maintaining its corporate offices, professional fees and expenses associated with being a reporting public company, which include: legal and accounting fees, as well as other overhead costs associated with filing the Company's documents with the Securities and Exchange Commission (SEC).

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

During the nine months ended February 29, 2004, the Company supported it's liquidity through the sale of an aggregate of approximately 12,000,000 shares of common stock pursuant to Regulation S of the Securities Act of 1933. In the future there can be no assurance that this may become a necessary endeavor.
If that becomes the case, substantial dilution of current shareholders positions may occur. Further, there can be no assurance, based upon the present market price of its shares, that the Company will be able to raise additional funding, at terms and conditions satisfactory to the Company, through the private placement of its stock or the sale of its stock under the terms of "Regulation S".

Liquidity and Capital Resources

The Company, at February 29, 2004 and February 28, 2003, respectively, had total assets of approximately $6,963,000 and $4,393,000, as compared to total assets of $3,839,000 at May 31, 2003. The increase in assets related directly to the growth in demand for the Company's telecommunication products as reflected in increased sales and accounts receivable. Management is monitoring it's accounts receivable on a daily basis and, commencing in the quarter ended August 31, 2003, restructured it's monitoring and collection activities to attempt to minimize losses from uncollectible accounts.

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

As of February 29, 2004, the Company has issued and outstanding approximately $746,000 in 12.0% convertible debentures (Debentures). Interest on the debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such Debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Company's option, in either cash or restricted, unregistered common stock. The Debentures must be prepaid if an event of default occurs under the Debentures and at the Company's option may be prepaid within thirty days of the original issue date of the Debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the Debenture documents and could result in the acceleration of all amounts due under the Debentures.

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

(6) Effectiveness of the Registration Statement: The Company shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (I) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures, (b) accrued interest on the Debenture Holders's Owned Debentures and c) a premium equal to thirty percent (30%) of the sum of (a) and (b) (the "Registration Penalty"). The Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's option. If a Debenture Holders elects to receive the Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached Schedule II.

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

During the quarter ended February 29, 2004, there has been no significant change in any of the above listed litigation, except as noted.

Item 2 - Changes in Securities

On February 3, 2004, at the Annual Meeting of the Company Shareholders, an action was approved to increase the authorized number of shares of common stock to be issued from 200,000,000 to 800,000,000. This action has been registered as an amendment to the Company's Articles of Incorporation and is reflected in the accompanying financial statements as of the first day of the first period presented.

During the period from December 12, 2003 through February 27, 2004, the Company issued an aggregate 15,173,478 shares of common stock to the respective Debenture Holders; AJW Partners, LLC, New Millennium Partners, LLC, and/or their affiliates, as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $79,254 for the differential between the "fair value" of these securities sold and the contractual exchange price.

During January 2004, the Company's Board of Directors approved the issuance of an aggregate 62,500,000 shares of restricted, unregistered common stock to Gerard Haryman, the Company's Chairman, in repayment of approximately $1,000,000 in unsecured debt. Through February 29, 2004, the Company has issued 50,000,000 of the approved shares in retirement of $800,000 in debt. The per share exchange price was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On February 27, 2004, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-8 to register an aggregate 50,500,000 shares of common stock to be used as follows:

(1) 20,000,000 shares of the Company's Common Stock that may be issued pursuant to its 2004 Stock Option Plan. Also registered hereunder are such additional shares of Common Stock, presently indeterminable, as may be necessary to satisfy the anti-dilution provisions of the Plan to which this Registration Statement relates in accordance with Rule 416 under the Securities Act of 1933, as amended (the "Securities Act");
(2) 9,000,000 shares of the Company's Common Stock to be issued to Marc Sporn as compensation for consulting services performed by Mr. Sporn under contract with Eastern Consulting Corp;
(3) 3,500,000 shares of the Company's Common Stock to be issued to Jeffrey A. Rinde as compensation for legal services rendered by Mr. Rinde under a retainer agreement with Bondy & Schloss LLP, the Company's new principal securities counsel; and
(4) 18,000,000 shares of the Company's Common Stock to be issued to Manny Shulman as compensation for consulting services rendered by Mr. Shulman.


Item 3 - Defaults on Senior Securities

 None

Item 4 - Submission of Matters to a Vote of Security Holders

 The Company held it's  Annual Meeting of Shareholders on
 February 3, 2004. The following actions were taken, with the related vote totals:

 Approve and reelect the existing Board of Directors: 64,700,000 for; none against Approve the increase in authorized shares from 200,000,000 to 800,000,000: 64,100,000 for; 600,000 against
 Approve the appointment of S. W. Hatfield, CPA as the Company's auditors and advance approval for the auditing firm to prepare the Company's consolidated Federal and State income tax returns: 64,700,000 for; none against.

Item 5 - Other Information

 As extracted from SEC Litigation Release No. 18510, dated December 18, 2003:

  On December 11, 2003, the Company's then-principal securities counsel, L. Van Stillman of Delray Beach, Florida pled guilty to criminal charges brought by the Fraud Section of the Criminal Division at the Department of Justice (DOJ) under a parallel matter to litigation styled "Securities and Exchange Commission v. 2DoTrade, Inc., George Russell Taylor, Barry William Gewin aka Barry Peters, Eric T. Landis, Dominic Roelandt, Michael D. Karsch, L. Van Stillman, David A. Wood, Jr., Clinton Walker, Oxford and Hayes, Ltd., FG & P Consulting, Ltd., Hackney Holdings, Ltd., Weston Partners, Inc., Infiniti Corporate Services, Ltd., Argo Financial, Ltd., 21st Equity Partners, Inc., MCG Partners, Inc., and LMR, Ltd., Civil Action Number 3:03-CV-2246-N (Godbey) (N.D. Texas, Dallas Division) (filed September 30, 2003)". Mr. Stillman is also a defendant the related, and parallel, lawsuit bought by the SEC, as styled above, involving an alleged pump-and-dump scheme designed to capitalize on the 2001 anthrax bio-terrorist attacks in the United States. Mr. Stillman pled guilty to one count of securities fraud and one count of conspiracy based on the same misconduct that led the Commission to take action against him.

  Under his plea agreement, Mr. Stillman agreed to cooperate with Department of Justice and other law enforcement agencies. Mr. Stillman also admitted to serving as 2DoTrade's legal counsel and conspiring to fraudulently promote and manipulate 2DoTrade's stock for his personal benefit. Mr. Stillman further acknowledged his role in the implementation a "lock-up" agreement that fraudulently restricted the public supply of 2DoTrade stock in order to control and manipulate its price and volume. Finally, Mr. Stillman admitted that, in filings he made with the Commission on behalf of 2DoTrade, he made false statements and material omissions that furthered the conspiracy's purpose and the scheme to defraud. Mr. Stillman faces a maximum penalty of 15 years in prison and a $1 million fine at sentencing, which is anticipated to occur at the conclusion of a trial of the remaining defendants to be held in May 2004.

In February 2004, the Company terminated the services of Mr.
Stillman and engaged Mr. Jeff Rinde of the law firm of Bondy &
Schloss LLP, 60 E. 42nd Street, 37th Floor New York City, NY
10165 as the Company's principal securities counsel.

Management specifically notes that Mr. Stillman did not provide any advice or services of the nature referred to in either the DOJ or SEC lawsuits.

Further, the Company's Registration Statement on Form SB-2, filed January 30, 2004 (and amended on February 2, 2004) which was prepared with the assistance of Mr. Stillman, has been issued comments by the SEC and is awaiting further amendment by
management.   Upon evaluation by the Company's senior
management, given Mr. Stillman's situation and licensing status at the January 2004 date of the initial filing, management is currently in the process of withdrawing this Registration Statement and intends to file a revised document at a future date upon review by and the assistance of the Company's new securities counsel.

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

                                Phoenix International Industries, Inc.

Dated: April 5, 2004            /s/ Gerard Haryman
       -------------            -------------------------------------
                                Gerard Haryman
                                President, Chief Executive Officer
                                Chief Financial Officer and Director