Form 10KSB
period 2004-05-31
EPICUS COMMUNICATIONS GROUP INC
filed 2004-10-05
CIK 800401

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

          Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                      EXCHANGE ACT OF 1934

             For the fiscal year ended MAY 31, 2004
                                       ------------

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

            Yes [ ]                         No [X]

State  the  number of shares outstanding of each of the  issuer's
classes  of common equity as of the latest practicable date:   as
of  July  12, 2004 was 296,391,134 shares of the issuer's  Common
Stock, $.001 par value, outstanding.

          Transitional Small Business Disclosure Format

            Yes [ ]                         No [X]

                  Common Stock, $.001 par value

                EPICUS COMMUNICATIONS GROUP, INC.
       (Formally)  PHOENIX INTERNATIONAL INDUSTRIES, INC.
                         INDEX TO 10-KSB

                             PART I

ITEM I   DESCRIPTION OF BUSINESS
ITEM 2   DESCRIPTION OF PROPERTY
ITEM 3   LEGAL PROCEEDINGS
ITEM 4   RESULTS OF VOTES OF SECURITY HOLDERS

                             PART II

ITEM 5   MARKET  FOR  COMMON  EQUITY AND  RELATED  STOCKHOLDERS
         MATTERS
ITEM 6   MANAGEMENT'S DISCUSSIONS AND DISCONTINUED OPERATIONS

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

                             PART I

ITEM 1   DESCRIPTION OF BUSINESS

Epicus Communications Group, Inc. (herinafter also referred to as "Epicus Group"), (fka) Phoenix International Industries, Inc., is a holding company, with primary interests in the telecommunications industry. During the year ending on May 31, 2002, the Company consisted of Epicus Communications Group, Inc. (fka) Phoenix International Industries, Inc. , the parent company and three wholly owned subsidiaries, EPICUS, Inc., which is the primary, and only active subsidiary, Moye & Associates ("TheBest.Net"), and Mic-Mac Investments, Inc. which are currently inactive. For fiscal 2003 our total income was derived from Telecommunication and the sale of Epicus Group common stock.

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

On October 2, 1996 our name was changed to Phoenix International Industries, Inc. and our common stock was reverse split 15 to 1. Our shareholders approved Amendments to the Articles of Incorporation, changing the authorized capital to 20,000,000 shares of common stock, par value $.001 per share, and up to 5,000 shares of Preferred Stock for use as needed. From January 1996 through May 31, 1997, we sought acquisitions as we wound down and closed our original environmental clean-up business. We, therefore, treat all matters relating to the environmental clean-up business as discontinued operations.

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

We have built our company by primarily focusing on being in the vanguard of new telecommunication products and services such as our "Freedom Rings(TM) and AccessNOW(TM) voice and data services brands, and creating software systems and processes to deliver telecommunication services over leased networks, instead of concentrating on buying switches and hardware to build a very expensive network, which could be severely under-utilized for a potentially long period of time. In our opinion, it is that major expense which has led to the demise of many emerging telephone companies. Instead, we have built a scalable operating platform that can provision a local phone line, read usage records, rate phone calls for billing purposes, and prepare monthly invoices to customers. We can bill all of a customers telecommunication services on one itemized bill.

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

MOYE & ASSOCIATES, INC. (TheBest.Net)

A Georgia Corporation, Moye & Associates, dba "TheBest.Net" was primarily an Internet Service Provider (ISP). To raise additional operating capital, in July 2001, Epicus Group sold the customers of The Best.Net. for $200,000 to another Internet Service Provider. Epicus Group plans to keep the corporation current, but inactive, until a suitable use can be found for it.

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

ITEM 2

DESCRIPTION OF PROPERTY

Our principal executive offices are located at 1750 Osceola Drive, West Palm Beach, Florida 33409 and our telephone number is
(561) 688-0440. This space is approximately 1,500 square feet including three offices and a conference room. The annual lease cost is $3,500.00 per month, plus expenses and expired in August 2002. The property is now owned by a corporation owned by an affiliate of the Company and the Company continues to occupy the property on a month to month basis.

ITEM 3

LEGAL PROCEEDINGS

One of our subsidiaries, EPICUS, has been involved in a dispute with one of its former carriers, Sprint Florida, regarding a default in payment for services. On August 23, 2000, Sprint filed suit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida. We believed that the accusation was incorrect, however after obtaining advice from legal counsel, we decided not to litigate the matter and on December 21, 2000, the carrier was awarded by that court, a default judgment against EPICUS in the amount of $321,587.52. In accordance with a Judgment Payment Agreement dated February 15, 2001, EPICUS agreed to pay Sprint as follows: Principal payments of $10,000 each were be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 was payable on October 15, 2002. That payment has not yet been made and Epicus plans to attempt to negotiate a modified agreement.

On June 22, 2000, EXL Information of Vancouver, BC, Canada filed suit in the Supreme Court of British Columbia, Canada, for payment of "royalty fees" it claims were owed by EPICUS for the use of their billing program. EPICUS denies owing EXL any money maintaining that the program was supposed to be adapted by EXL to meet EPICUS's needs, which they never did, thereby nullifying the agreement. EXL is seeking relief in the amount of US$184,761. The matter is still being litigated. The outcome of this litigation is not determinable at this time. There has been no further action in this matter and Epicus plans to file a motion to dismiss due to lack of prosecution. Epicus believes that motion will be well received by the court and this matter will then be resolved in their favor.

On March 11, 2004 in the U.S. Bankruptcy Court, Southern District, Judge Arthur Briskin ruled in favor of the IRS allowing them to amend their claim of past due excise taxes to a total of $2,849,469.98 This motion was made by the IRS in October of 1997 during the bankruptcy hearings of Epicus, Inc.'s predecessor The Telephone Company of Central Florida. Epicus Communications Group, Inc.'s plan of re-organization was approved and accepted by Judge Briskin, and in that plan of re-organization Epicus Communications Group agreed to pay a maximum of $300,000 in past due excise taxes. Epicus Communications Group would never have agreed to a debt of this size in its plan of re-organization. Epicus Communications Group is examining is legal options in this matter and a course of action has yet to be decided.

ITEM 4    RESULTS OF VOTES OF SECURITY HOLDERS

The following items were passed by a majority vote of the shareholders at the corporations annual meeting held February 3, 2004 in West Palm Beach, Florida.

The re-election of the current Board of Directors,  Messers.
Gerard Haryman, Thomas Donaldson, and Timothy Palmer, and

The ratification of Scott W. Hatfield, CPA as the company's auditors for 2003 and for 2004, and

The increase of the company's authorized common stock to from 200,000,000 to 800,000,000 shares, and

The approval of the previous actions taken by the Board of Directors on behalf of the Corporation.

                        PART II


ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock is quoted on the Nasdaq OTC Bulletin Board under the symbol "EPUC.OB". During the past two years through July 12, 2004 there has been no established trading market for the shares of our common stock over an exchange, however the stock has been trading over-the-counter in small quantities. Currently there is only limited trading activity in our common stock and the quotations set forth below reflect such activity. There can be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the NASD and from various broker-dealers and shows the range of representative bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark, mark-down or commission and do not necessarily represent actual transactions:


                                                  BID
                                         ------------------------
                    QUARTER ENDING        HIGH       LOW
                    ---------------------------------------------

                    2002
                    March 31              .05        .04
                    June 30               .05        .03
                    September 30          .06        .01
                    December 31           .05        .01

                    2003
                    March 31              .03        .01
                    June 30               .13        .02
                    September 30          .12        .05
                    December 31           .07        .03

                    2004
                    March 31              .05        .02
                    June 30               .03        .01


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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years ending May 31, 2003 and May 31, 2002

For the year ending May 31, 2003, the Company reported revenues of $10,412,586, with a gross profit of $4,370,190 with operating expenses of $5,883,333 and an operating loss of $(1,513,143) versus the year ending May 31, 2004 with revenues of $25,190,543 and a gross profit of $7,681,243 with operating expenses of $10,616,797 and an operating loss of $(2,955,554). These revenues were solely derived from telecommunication service sales generated by Epicus Group's operating subsidiary, Epicus, Inc., as disclosed in the combined financial statement which is included in this filing.

The year 2004's increase in gross profit was primarily attributable to an increase in revenue coupled with lower cost of sales resulting from more favorable pricing from several suppliers. The increase in our net loss was primarily the result of writing down an unusually large amount of bad debt. However, we believe if we can maintain the current revenue growth and favorable profit ratios, we anticipate the net loss to be eliminated and to earn a net profit for the year ending May 31, 2005.

Our current profit ratio is a direct result of our computerized billing and provisioning, plus increased independent agent sales which are only commissioned. Our "in house" sales staff has also been greatly reduced as more emphasis is placed on developing our independent agent sales network and outsourced telemarketing.

During the year ended May 31, 2004, we incurred a net loss of $(3,286,562) compared to net losses of $(1,630,372) for the preceding year. A significant portion of our net loss for the year ended May 31, 2004, continues to be the result of paying down previously incurred long and short term debts and the debt service associated with those debts.

Also continuing to contribute to our loss during the period are the expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company. We also incurred non-cash expenses associated with the issuance of 17,384,592 shares of stock to the holders of our convertible debenture.

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

We still continue to be dependent upon the willingness of our executive officers/directors and consultants to accept shares and/or defer all or partial compensation for continued services to us, which services we consider to be valuable and necessary to our continued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2004, Epicus Group had $921,740 in cash in its operating account. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

During the years ending May 31, 2004 and 2003, respectively, we issued 146,991,064 and 39,485,244 shares of common stock to settle acquisitions, various financial and business consulting services, exercise of options granted under our employee stock option plan, executive and employee compensation, an offshore investment under "Regulation S", and conversion of our outstanding convertible debenture and payment of accrued interest thereon.

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

Our monthly operating expenses reflect the accrual of salaries due to Gerard Haryman and Thomas Donaldson, our executive officers, at the rate of $29,917 and $10,833 per month respectively, which have not been paid. We do not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until we begin to generate positive cash flow from operations.

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

We believe that our "Alternative Sales" approach of using utility companies gives us a distinct marketing identity, as does our almost total automation in provisioning of new services and all of our billing, which is very rare for a CLEC. These factors we believe, give us the competitive edge we need to continue our growth. However, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with greater financial resources than we have.

RISKS RELATED TO OUR BUSINESS

Our auditors have expressed doubt about our ability to continue as a going concern.

Our independent auditors have issued their report dated July 23, 2004 on our consolidated financial statements as of May 31, 2004, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to our ability to continue as a going concern are the following: we have experienced cumulative operating losses for the previous four-year period of approximately $18,600,000 and has used cash in operating activities for the same period of approximately $5,996,000, have sufficient working capital and will continue to incur selling, general and administrative expenses. Additionally, realization of certain assets is dependent upon our ability to meet our future financing requirements, the success of future operations and our continued funding by our CEO and the sale of common stock.

These conditions raise substantial doubt about our ability continue as a going concern. We have a history of operating losses and may continue to incur operating losses. We will most likely require additional financing and, if we are unable to raise such funds, our operations may be adversely affected.

At May 31, 2004, we had current assets of $6,646,176 and total assets of $7,768,803. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all. Based upon our present liquid resources, our present operating expenses, and the commitment of our executive officers to continue to defer most or all of their salaries, and if no increased revenues are generated from operations or other sources, we believe we will be able to operate for a minimum of twelve months. If additional funds are required, but cannot be raised, it will have an adverse effect upon our operations. To the extent that additional funds are obtained by the sale of equity securities, our stockholders may sustain significant dilution.

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

On May 1, 2003, the Company and the Debenture Holders entered into a Debenture Redemption Agreement (Redemption Agreement). The Redemption Agreement sets forth the following terms and conditions related to the Debentures on an ongoing basis:

  a. Redemption Schedule; Payment of Net Redemption Amount: The Company shall pay the Net Redemption Price to the Debenture Holders in monthly installments in the amount of $40,000 (the "Monthly Redemption Payment"), with the first installment thereof due on July 1, 2003 and subsequen installments thereof due on the first business day of each succeeding month (each, a "Payment Date") until the Net Redemption Amount has been paid in full. The Company shall pay the Debenture Holders by wire transfer of immediately available funds pursuant to the Debenture Holders' written instructions. The Monthly Redemption Payment shall be applied with respect to the Debenture Holders in the following order: (i) Accrued Interest, (ii) Redemption Premium, and (iii) outstanding principal balance of the Owned Debentures.

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

On July 16, 2002, the Company's Board of Directors approved the retention of the accounting firm of S. W. Hatfield, CPA of Dallas, Texas as its independent auditors for the fiscal year ending May 31,2002 and subsequent periods. During the Company's fiscal years ended May 31, 2002, and the subsequent interim periods through the date of the filing of the respective Form 8-K or Form 8-K/A, the Company did not consult with S. W. Hatfield, CPA regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Additionally, as of this date, Wieseneck has not yet provided a letter, as is required, to be included as an exhibit on our Form 8-K/A dated August 7, 2002, stating that they agree or disagree with the Company's statement that of during the period Wieseneck, Andres & Company, P.A., were acting as our independent accountants, there were no disagreement(s) with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company will file a further amendment to that Form 8-K/A upon receipt of that letter As of the date of this filing, Wieseneck has not complied with the requirements of the SEC.


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our executive officers and directors. Each director serves a term of one year or until a successor is elected.

NAME                  AGE        OFFICES HELD
-----                 ---        ------------
Gerard Haryman        60         Chairman, President, Chief Executive Officer
                                 and Director
Thomas Donaldson      61         Vice President, Secretary and Director
Timothy Palmer        59         Director


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

Systems, Phoenix's predecessor.   Prior to his entering the public
company arena, he had an extremely successful background in the electronic media, both television and radio. Before being promoted to executive level management, he was an award winning Producer/ Director at both the local and network levels. Additionally, he was a majority partner in the television production company, "American Televent", which produced commercials and syndicated programming. Mr. Donaldson attended both the University of Miami and the University of Paris.

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


ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost we incurred in furnishing benefits to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of

EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer and all other executive officers whose total annual salary and bonus exceeded $100,000 in all capacities in which the person served.

                     Summary Compensation Table
                     --------------------------


Name and All                                         Annual         Restricted   Options/  All Other
Principle Positions     Year     Salary      Bonus   Compensation      Stock     SARs(#)   Compensation
-------------------     ----     ------      -----   ------------   ----------   --------  ------------

Gerard Haryman          2004     250,000(1)   -0-         -0-                      -0-         -0-
President, CEO,         2003     250,000(1)   -0-         -0-                      -0-         -0-
acting CFO and          2002     250,000(1)   -0-         -0-             (2)      -0-         -0-
Chairman of the         2001     250,000(1)   -0-         -0-                      -0-         -0-
Board of Directors      2000     250,000(1)   -0-         -0-                      -0-         -0-


Thomas N. Donaldson     2004     104,000(1)   -0-         -0-                      -0-         -0-
Vice President, COO,    2003     104,000(1)   -0-                                  -0-                           -0-    -0-
and Director            2002     104,000(1)   -0-         -0-             (3)      -0-         -0-
                        2001     104,000(1)   -0-         -0-                      -0-         -0-
                        2000     104,000(1)   -0-         -0-                      -0-         -0-


         (1)      Due to our cash position, Mr. Haryman and Mr.
Donaldson have deferred payment of all or part of their salaries and bonuses.

         (2) Mr. Haryman received a grant of 2,000,000 shares on February 1, 2001 valued at $538,000 and 300,000 shares on July 16, 2001 valued at $21,000

         (3) Mr. Donaldson received a grant of 300,000 shares on February 1, 2001 valued at $134,500 and 300,000 shares on July 16, 2001 valued at $21,000.

         Directors are not compensated for acting in their capacity as directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

OPTIONS GRANTS IN LAST FISCAL YEAR

         There were no grants of stock options made during fiscal
2004 to our executive officers.

STOCK OPTIONS HELD AT END OF FISCAL 2004

         No Stock Options, stock appreciation rights or other compensation were granted to our president or other officers during fiscal 2004.


EMPLOYMENT AGREEMENTS

         On February 27, 2004, Gerard Haryman and Thomas Donaldson entered into employment agreements with Epicus Communications Group, Inc. pursuant to which Mr. Haryman has been retained as the President and Chief Executive Officer of Epicus Communications and Mr. Donaldson has been retained as the Vice President of Epicus Communications. The term of each employment agreement commenced on February 27, 2004 and continues for a term of 5 years. Pursuant to the employment agreements, Mr. Haryman and Mr. Donaldson will receive an annual salary of $275,000 and

$130,000 respectively. Mr. and Mr. Donaldson will also receive a bonus of 3% and 2% respectively of the adjusted net profits of Epicus Communications during each fiscal year during the term of the agreements, which bonus may be payable in cash or common stock of Epicus Communications or any combination thereof. Each employment agreement also provides for additional compensation and/or benefits to be paid or provided to Messrs. Haryman and Donaldson as follows:

         o The base salary shall be adjusted at the end of each year of employment to reflect any change in cost of living.

         o Messrs. Haryman and Donaldson may elect to accept partial payment of his base salary and/or bonus and defer payment of the balance upon demand at a later date.

         o Deferred compensation payments shall be made to Messrs. Haryman and Donaldson for a period of twenty years after retirement in an amount equal to base payments equal to 30% of the average total salary (base salary plus incentive salary) due to each employee.

         o Reimbursement of all reasonable relocation expenses should either Messrs. Haryman or Donaldson be transferred and assigned to a new principal place of work located more than fifty (50) miles from each employees place of residence.

         o Each of Messrs. Haryman and Donaldson is entitled to receive reimbursement for all reasonable expenses incurred by him in the course of his employment by Epicus
Communications.

         Each of Messrs. Haryman and Donaldson's employment agreements may be terminated (i) by Epicus for cause upon 10 days notice; (ii) at anytime by employee upon ninety (90) days notice; or (iii) at anytime by Epicus Communications, without cause, by paying to employee the amount of compensation due to the employee for the remainder of the Term of employment.


COMPENSATION OF DIRECTORS

Each of our Directors is to receive 12,000 shares of common stock for each year cumulative of service plus reimbursement of out-of-pocket expenses.

OUTSIDE DIRECTORS

Currently, the Company has only one outside Director, Timothy
Palmer.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth information as of July 12, 2004, with respect to any person known by us to own beneficially more than 5% of our common stock, common stock beneficially owned by each of our officers named in "Executive Compensation," and each of our directors, and the amount of common stock beneficially owned by our officers and directors as a group.

-----------------------------------------------------------
     NAME AND
    ADDRESS OF              AMOUNT OF
    BENEFICIAL              BENEFICIAL    PERCENT OF
      OWNER                 OWNERSHIP      CLASS(1)
-----------------------------------------------------------
Gerard Haryman              52,000,000     17.5%

-----------------------------------------------------------

Thomas Donaldson             2,850,000       *

-----------------------------------------------------------

Timothy Palmer                 500,000       *

-----------------------------------------------------------

All Executive Officers      55,350,000     18.67%
and Directors as a
Group (3 persons)
-----------------------------------------------------------

     * Represents less than 1% of our outstanding common stock.

         (1) Percentage of beneficial ownership is based upon the 296,391,134 shares of our common stock outstanding as of July 12, 2004.

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

Exhibits
---------

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

Reports on Form 8-K
--------------------

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

                                   EPICUS COMMUNICATIONS GROUP, INC.

Date: September 30, 2004           By:    /s/ Gerard Haryman
                                      -----------------------------------
                                      Gerard Haryman
                                      President, Chief Executive Officer,
                                      Acting Chief Financial Officer
                                      and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on, the dates indicated,

Date: September 30, 2004           By:    /s/ Gerard Haryman
                                      -----------------------------------
                                      Gerard Haryman
                                      President, Chief Executive Officer,
                                      Acting Chief Financial Officer and
                                      Director


Date: September 30, 2004           By: /s/ Thomas N. Donaldson
                                      -----------------------------------
                                      Thomas N. Donaldson
                                      Vice President, Secretary and
                                      Director

                     EPICUS COMMUNICATIONS
                         GROUP, INC.

              Consolidated Financial Statements
                             and
                 Independent Auditor's Report

                    May 31, 2004 and 2003

























                                                [LOGO - SWH]
                                             S.W. HATFIELD, CPA
                                       certified public accountants
                                   Use our past to assist your future[sm]

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page

Report of Independent Certified Public Accountants                      F-2

Consolidated Financial Statements

 Consolidated Balance Sheets
  as of May 31, 2004 and 2003                                           F-3

 Consolidated Statements of Operations and Comprehensive Loss
  for the years ended May 31, 2004 and 2003                             F-5

 Consolidated Statement of Changes in Stockholders' Equity
  for the years ended May 31, 2004 and 2003                             F-6

 Consolidated Statements of Cash Flows
  for the years ended May 31, 2004 and 2003                             F-7

 Notes to Consolidated Financial Statements                             F-9

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
       --------------------------------------------------


Board of Directors and Stockholders
Epicus Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Epicus Communications Group, Inc. (a Florida corporation) and Subsidiaries as of May 31, 2004 and 2003 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended May 31, 2004 and 2003, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicus Communications Group, Inc. as of May 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years ended May 31, 2004 and 2003, respectively, in conformity with accounting principles generally accepted in the United States of America.

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



                                  /s/ S. W. HATFIELD, CPA
Dallas, Texas
July 23, 2004

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                     May 31, 2004 and 2003

                                                             May 31, 2004     May 31, 2003
                                                             ------------     ------------
                             ASSETS
                             ------
Current Assets
 Cash on hand and in bank                                    $    921,740     $     65,191
 Accounts receivable - Trade
  net of allowance for doubtful accounts
  of approximately $1,500,000 and $750,000, respectively        5,719,436        3,004,887
 Advances due from officer                                         15,000           15,000
                                                             ------------     ------------
  Total current assets                                          6,646,176        3,085,078
                                                             ------------     ------------

Property and equipment - at cost                                  673,729          574,833
 Less Accumulated depreciation                                   (407,360)        (291,039)
                                                             ------------     ------------

  Net property and equipment                                      266,369          283,794
                                                             ------------     ------------

Other Assets
 Deposits                                                         357,217          214,717
 Loan costs and reserves                                          275,517             -
  Restricted cash                                                    -             201,296
 Assets held for sale                                                -              30,285
 Trademark and corporate name development costs                    23,524           23,524
                                                             ------------     ------------
                Total other assets                                656,258          469,822
                                                             ------------     ------------

TOTAL ASSETS                                                 $  7,568,803     $  3,838,694
                                                             ============     ============


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current Liabilities
 Bank overdraft                                              $    233,072      $      -
 Notes payable to banks and other                               1,197,878        1,308,878
 Convertible debentures                                         1,590,780        1,255,128
 Accounts payable - trade                                       5,085,574        3,880,830
 Accrued sales and service taxes payable                        3,305,537        1,268,450
 Accrued payroll and payroll taxes payable                        492,692          494,551
 Accrued rent payable to affiliate                                150,067          132,067
 Accrued interest payable                                         956,590          884,148
 Advances from controlling shareholder/officer                  1,015,617        1,267,608
 Accrued officer compensation                                   2,825,568        2,472,372
                                                             ------------     ------------
  Total liabilities                                            16,853,375       12,964,032
                                                             ------------     ------------





Commitments and contingencies

Stockholders' Equity (Deficit)
 Preferred stock - $0.001 par value - 5,000 shares authorized
  None issued and outstanding                                        -                -
 Common stock - $0.001 par value - 800,000,000 shares
  authorized 258,058,655 and 113,817,571 shares issued and
  outstanding, respectively                                       258,059          113,818
 Additional paid-in capital                                    16,874,667       13,891,580
 Accumulated deficit                                          (26,417,298)     (23,130,736)
                                                             ------------     ------------
  Total stockholders' equity                                   (9,284,572)      (8,125,338)
                                                             ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  7,568,803     $  3,838,694
                                                             ============     ============






The accompanying notes ae an integral part of these consolidated financial statements

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Years ended May 31, 2004 and 2003

                                                              Year ended       Year ended
                                                             May 31, 2004     May 31, 2003
                                                             ------------     ------------

Revenues - net                                               $ 25,190,543     $ 10,412,856
Cost of Sales (exclusive of depreciation shown
  separately below)                                           (17,509,300)      (6,042,666)
                                                             ------------     ------------
Gross Profit                                                    7,681,243        4,370,190

Operating Expenses
 Selling expenses                                               1,957,613        1,560,021
 General and administrative expenses                            4,982,769        3,799,891
 Bad debt expense                                               3,201,630          842,174
 Depreciation and amortization                                    116,321          105,023
 Compensation expense related to common
  stock issuances at less than "fair value"                       358,464           77,344
                                                             ------------     ------------
  Total operating expenses                                     10,616,797        5,883,333
                                                             ------------     ------------

Loss from operations                                           (2,935,554)      (1,513,143)

Other income
 Interest and other income (expense) - net                          1,826           27,524
 Interest expense                                                (324,649)        (415,691)
 Accretion of Beneficial Conversion
  Feature Discount on Convertible Debentures                         -            (141,177)
 Loss on sale, abandonment and/or
   impairment of property and equipment                           (28,185)         (33,962)
                                                             ------------     ------------
Loss before provision for income taxes                         (3,286,562)      (2,076,449)

Provision for income taxes                                           -                -
                                                             ------------     ------------

Net Loss                                                       (3,286,562)      (1,630,372)

Other comprehensive income                                           -                -
                                                             ------------     ------------

Comprehensive Loss                                           $ (3,286,562)    $ (1,630,372)
                                                             ============     ============

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                       $      (0.02)    $      (0.02)
                                                             ============     ============
Weighted-average number of shares
 of common stock outstanding                                  163,960,608       88,673,078
                                                             ============     ============


The accompanying notes ae an integral part of these consolidated financial statements

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               Years ended May 31, 2004 and 2003


                                                             Additional
                                             Common Stock     paid-in      Accumulated
                                  Shares       Amount         capital        Deficit         Total
                               -----------   ------------   -----------   ------------    ------------

Balances at June 1, 2002        74,332,327   $     74,332   $13,145,002   $(21,500,364)   $ (8,281,030)

Issuance of common stock for
 Payment of interest and
  retirement of debt            32,963,022         32,963       462,041         -              495,004
 Services rendered               2,222,222          2,223        68,660         -               70,883
 Compensation to employees       4,300,000          4,300        74,700         -               79,000
Accretion of Beneficial
 Conversion Discount Feature          -              -          141,177         -              141,177

Net loss for the year                 -              -             -        (1,630,372)     (1,630,372)
                               -----------   ------------   -----------   ------------    ------------

Balances at May 31, 2003       113,817,571        113,818    13,891,580    (23,130,736)     (9,125,338)

Issuance of common stock for
  Cash                          17,000,000         17,000       621,000         -              638,000
 Retirement of debt            109,160,584        109,161     1,813,652         -            1,922,813
 Services rendered              18,080,500         18,080       548,435         -              566,515

Net loss for the year                 -              -             -        (3,286,562)     (3,286,562)
                               -----------   ------------   -----------   ------------    ------------

Balances at May 31, 2004       258,058,655   $    258,059   $16,874,667   $(26,417,298)   $ (9,284,572)
                               ===========   ============   ===========   ============    ============










The accompanying notes ae an integral part of these consolidated financial statements

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years ended May 31, 2004 and 2003

                                                              Year ended       Year ended
                                                             May 31, 2004     May 31, 2003
                                                             ------------     ------------
Cash Flows from Operating Activities
 Net loss for the year                                       $ (3,286,562)    $ (1,630,372)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                                   116,321          105,023
   Bad debt expense                                             3,201,630          842,174
   Expenses paid with common stock                                566,515          149,884
   Forgiveness and extinguishment of accounts payable            (111,000)         446,077
   Loss on sale, abandonment and/or
    impairment of property and equipment                           28,185           33,962
   Compensation expense related to common stock
     issuances at less than "fair value"                          358,464           77,344
   Accretion of Beneficial Conversion Feature
     Discount on Convertible Debentures                              -             141,177
  (Increase) Decrease in
   Accounts receivable                                         (5,906,179)      (2,493,401)
   Deposits, intangible and other assets                         (142,500)          (6,819)
  Increase (Decrease) in
   Accounts payable                                             1,204,745        1,746,519
   Accrued liabilities                                          2,053,228          894,204
   Accrued interest payable                                       204,648          395,780
   Accrued officer compensation                                   353,196          353,196
                                                             ------------     ------------
Net cash used in operating activities                          (1,359,309)        (162,594)
                                                             ------------     ------------

Cash Flows from Investing Activities
 (Increase) Decrease in restricted cash                           201,296            2,502
 Proceeds from sale of assets held for sale                         2,100             -
 Purchase of property and equipment                               (98,896)         (70,834)
                                                             ------------     ------------
Net cash used in investing activities                             104,500          (68,332)
                                                             ------------     ------------

Cash Flows from Financing Activities
 Increase (Decrease) in cash overdraft                            233,072          (74,206)
 Proceeds from sale of common stock                               638,000             -
 Proceeds from convertible debentures                           1,100,000          150,000
 Cash paid for loan costs and to fund reserves                   (275,517)            -
 Cash advanced from (paid to) affiliated entities                    -            (105,715)
 Repayments of advances from stockholder, net of new
   advances                                                      (415,803)            -
                                                             ------------     ------------
Net cash used in financing activities                           2,111,358          (29,921)
                                                             ------------     ------------

Increase (Decrease) in Cash                                       856,549           64,341
Cash at beginning of period                                        65,191              850
                                                             ------------     ------------

Cash at end of period                                        $    921,740     $     65,191
                                                             ============     ============



The accompanying notes ae an integral part of these consolidated financial statements

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
               Years ended May 31, 2003 and 2002


                                                              Year ended       Year ended
                                                             May 31, 2004     May 31, 2003
                                                             ------------     ------------
Supplemental Disclosure of
 Interest and Income Taxes Paid
  Interest paid for the period                               $    120,000     $     19,911
                                                             ============     ============
  Income taxes paid for the period                           $       -        $       -
                                                             ============     ============

Supplemental Disclosure of Non-cash
 investing and financing activities
  Common stock issued for retirement of debt                 $    764,348     $    378,784
                                                             ============     ============
  Common stock issued in payment of accrued interest         $    132,206     $     38,875
                                                             ============     ============
  Common stock issued in repayment of advances
   from shareholder/officer or affiliated entity             $    667,794     $       -
                                                             ============     ============












The accompanying notes ae an integral part of these consolidated financial statements

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

These financial statements reflect the books and records of Epicus Communications Group, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the years ended May 31, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducted business activities in only one distinct business segment during Fiscal 2004 and 2003.


NOTE C - GOING CONCERN UNCERTAINTY

The Company has experienced cumulative operating losses for the previous four-year period of approximately $18,600,000 and has used cash in operating activities for the same period of approximately $5,996,000. In a effort to control costs and better manage the Company's key operating subsidiary, Epicus, Inc., the Company discontinued all operations within Mic Mac and Moye during the year ended May 31, 2002 and has sold or otherwise disposed of all operating assets of these subsidiaries.

Further, the Company remains delinquent in the payment of various Federal and State payroll and service taxes accrued in prior years. The Company has been the subject of various levies and collection actions by the Internal Revenue Service and various State tax authorities. The withdrawal of the Company's ability to operate in any jurisdiction as a result of the non-payment of these taxes could be detrimental to the Company's ongoing operations and financial condition.

The Company's liquidity has been sustained through the sale of equity securities, restricted and unrestricted, domestically and in international markets. Further, significant working capital advances have been made by members of management or by entities owned or controlled by members of management.

Management is of the opinion that Epicus became cash flow positive during the third quarter of Fiscal 2003 (year ending May 31, 2003). This event contributed significantly to the improvement of relations with the Company's vendors to relieve daily operational pressures and should continue to provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables during future periods. However, the Company continues to experience significant charges for bad debts due to the Company's customer base which impair the related cash flows.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

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

4.    Intangible Assets
      -----------------

  Monies paid for development of the trade name "Epicus", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the years ended May 31, 2004 and 2003, no charges to operations were made for impairments in the future benefit of this trade name.

  Other intangible assets are amortized over the estimated useful life of the underlying asset using the straight-line method.

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5.    Revenue Recognition
      -------------------

  Local telephone services for business and residential service are billed to the respective customer in advance at the initiation of each monthly billing cycle. Long distance telephone services are billed in arrears in the month following the provision of the service. All revenue for both local and long distance services are recognized as earned with respect to each billing cycle.

  In the event of cancellation of service by a customer prior to the expiration of the completion of the monthly billing cycle results in a partial refund due to the customer. These reductions of revenue, if any, due to the cancellation of service by a customer, are recognized at the point of service termination and are recognized as a component of trade accounts payable until final settlement of the customer's account balance.

6.    Income Taxes
      ------------

  The Company uses the asset and liability method of accounting for income taxes. At May 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

  As  of May 31, 2004 and 2003, the deferred tax asset related to
  the   Company's  net  operating  loss  carryforward  is   fully
  reserved.

7.    Advertising costs
      -----------------

  The  Company  does not conduct any direct response  advertising
  activities.   For non-direct response advertising, the  Company
  charges the costs of these efforts to operations at the first time the related advertising is published.

8.    Earnings (loss) per share
      -------------------------

  Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

  At  May 31, 2004 and 2003, the Company's issued and outstanding
  warrants,   options   and  convertible  debt   are   considered
  antidilutive due to the Company's net operating loss position.

9.    Employee Stock Options
      ----------------------

  The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

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


NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2004 and 2003, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company did not incur any losses during Fiscal 2004 or 2003 as a result of any of these unsecured situations.


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

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE H - RESTRICTED CASH

As collateral for a standby letter of credit securing telephone service provided by BellSouth Corp., the Company placed on deposit with the financial institution issuing the standby letter of credit approximately $201,000 in an interest bearing certificate of deposit. Any interest earnings in excess of the required balance to collateralize the standby letter of credit may be transferred to the Company's operating account at the discretion of management.

During the quarter ended February 29, 2004, management redeemed the amounts on deposit and transferred the funds directly to BellSouth Corp. in lieu of maintaining the standby letter of credit. As of February 29, 2004, the Company has approximately $322,000 on deposit with BellSouth Corp.


NOTE I - ADVANCES DUE FROM OFFICER

The Company has advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officer's discretion, be used to offset accrued, but unpaid, compensation. As of May 31, 2004, the Company has accrued approximately $826,000 in compensation due, but unpaid, to this officer.


NOTE J - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of May 31, 2004 and 2003, respectively:

                                          May 31, 2004  May 31, 2003  Estimated life
                                          ------------  ------------  --------------
     Computer equipment                   $    460,488  $    385,668     5 years
     Office furniture and fixtures              68,202        44,126    7-10 years
     Software and system programming           145,039       145,039     5 years
                                          ------------  ------------
                                               673,729       574,833
     Less accumulated depreciation            (407,360)     (291,039)
                                          ------------  ------------
     Net property and equipment           $    266,369  $    283,794
                                          ============  ============


Depreciation expense for the years ended May 31, 2004 and 2003, was $116,321 and $105,023, respectively.


NOTE K - ACCRUED OFFICER COMPENSATION

As of May 31, 2004 and 2003, respectively, the Company has accrued approximately $2,825,568 and $2,472,372 for earned, but unpaid, compensation to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.



       (Remainder of this page left blank intentionally)

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE L - NOTES PAYABLE TO BANKS AND OTHERS

Notes payable to banks and others at May 31, 2004 and 2003 are as follows:

                                                                    May 31, 2004     May 31, 2003
                                                                    ------------     ------------
$750,000 note payable to a foreign corporation.  Interest at 13.0%
 Accrued interest payable quarterly.  Final maturity due in
 June 2003 and automatically renewable for one-year periods
 upon written notice by the Company prior to the maturity
 date.  Collateralized by 3,000,000 shares of restricted,
 unregistered common stock of the Company.                          $    750,000     $    750,000

$400,000 note payable to creditor trust fund.  Interest at 8.0%.
 Payable in quarterly installments of $25,000 plus accrued
 interest.  Final maturity in April 2004. In the event the
 Company fails to make any scheduled quarterly payment,
 the Creditors' Trust is entitled to an immediate entry of
 judgment for any remaining amounts due upon the filing
 of an Affidavit of Non-Payment by the Creditors' Trust.                 350,000          350,000

$150,000 note payable to an individual. Principal and
 unpaid interest due upon demand.  Unsecured.  This
 note was forgiven by the estate of the lender during the
 fourth quarter of Fiscal 2004.                                             -             111,000

$97,878 note payable to an unrelated entity.  Non-interest
 bearing.  Unsecured.  Due upon demand                                    97,878           97,878
                                                                    ------------     ------------

 Total notes payable to banks and others                            $  1,197,878     $  1,308,878
                                                                    ============     ============


NOTE M - LONG-TERM DEBT

Long-term debt consists of the following at May 31, 2004 and 2003:

                                                                    May 31, 2004     May 31, 2003
                                                                    ------------     ------------
Unsecured advances made by the Company's Chief Executive
 Officer and/or entities controlled by either Company officers and/or individuals related to the Company's Chief Executive
 Officer.  Interest at 6.25%.  Due upon demand.  Unsecured          $  1,015,617     $  1,267,608
                                                                    ============     ============






       (Remainder of this page left blank intentionally)

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE N - CONVERTIBLE DEBENTURES

Debenture #1
------------

On September 28, 2001, a consortium of four (4) separate investment entities under common management purchased 12% convertible debentures from the Company and were issued the right to receive warrants to purchase an aggregate of 3,500,000 shares of common stock from the Company in a future private placement transaction.

As of May 31, 2004 and 2003, respectively, the Company has issued and outstanding approximately $490,780 and $1,255,128 in 12.0% convertible debentures (Debentures). Interest on these debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such Debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Company's option, in either cash or restricted, unregistered common stock. The Debentures must be prepaid if an event of default occurs under the Debentures and at the Company's option may be prepaid within thirty days of the original issue date of the Debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the Debenture documents and could result in the acceleration of all amounts due under the Debentures.

On May 1, 2003, the Company and the Debenture Holders entered into a Debenture Redemption Agreement (Redemption Agreement). The Redemption Agreement sets forth the following terms and conditions related to the Debentures on an ongoing basis:

 7. Redemption Schedule; Payment of Net Redemption Amount: The Company shall pay the Net Redemption Price to the Debenture Holders in monthly installments in the amount of $40,000 (the "Monthly Redemption Payment"), with the first installment thereof due on July 1, 2003 and subsequent installments thereof due on the first business day of each succeeding month (each, a "Payment Date") until the Net Redemption Amount has been paid in full. The Company shall pay the Debenture Holders by wire transfer of immediately available funds pursuant to the Debenture Holders' written instructions. The Monthly Redemption Payment shall be applied with respect to the Debenture Holders in the following order: (i) Accrued Interest, (ii) Redemption Premium, and (iii) outstanding principal balance of the Owned Debentures. During Fiscal 2004, the Company paid approximately $120,000 cash in accordance with this section of this Agreement.

 8. Prohibited Conversions: The Debenture Holders shall not convert the Owned Debentures into shares of the Company's common stock, par value $0.001 per share (the "Shares") during the period commencing on the date hereof and ending on June 30, 2003 (the "Prohibited Period").

 9. Permitted Conversions: Following the Prohibited Period, the Debenture Holders shall be permitted to convert its Owned Debentures, to the extent such Owned Debentures have not been previously redeemed hereunder, into Shares in accordance with the terms and subject to the conditions of the Owned Debentures, subject to the following restrictions:

   7. If the last reported sale price of the Shares on the Over-the-Counter Bulletin Board as reported by Bloomberg (the "Price") is less than $.10 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 300,000 Shares every thirty (30) days during the period in which the Price remains less than $.10 per Share,

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE N - CONVERTIBLE DEBENTURES - Continued

   8. If the Price is equal to or exceeds $.10 per Share but is less than $.20 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 500,000 Shares every thirty (30) days during the period that the Price is equal to or exceeds $.10 per Share but is less than $.20 per Share,

9. If the Price is equal to or exceeds $.20 per Share but is less than $.30 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 750,000 Shares every thirty (30) days during the period that the Price is equal to or exceeds $.20 per Share but is less than $.30 per Share, and

10. If the Price is equal to or exceeds $.30 per Share, then the Debenture Holders shall not be restricted by the Company hereunder with respect to the number of Shares into which the Debentures may be converted during the period that the Price is equal to or exceeds $.30 per Share, provided, however, that if the Company fails to (i) make the Monthly Redemption Payment pursuant to Section 2 hereof within five (5) business days following the Payment Date or (ii) pay any delinquent amounts that are due and owing under this Agreement, then the foregoing restrictions on the Debenture Holders' right to convert their Owned Debentures into Shares shall be suspended until the first day of the next month following the date that the Monthly Redemption Payment is received in full by the Debenture Holders.

 10. Issuance of Additional Shares: The Company shall issue and deliver to the Debenture Holders shares of common stock representing, in the aggregate, one percent (1%) of the outstanding shares of the Company on the earlier to occur of: (i) the date of full conversion by the Debenture Holders of all of the Owned Debentures and (ii) the date of payment by the Company of the total Aggregate Redemption Price (collectively, the "Additional Shares").

 11.   Interest: Interest on the outstanding balance of the Owned
   Debentures shall continue to accrue following the date hereof as specified in the respective Owned Debenture and shall be payable in cash or Shares in accordance with the terms thereof.

 12. Effectiveness of the Registration Statement: The Company shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (i) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures, (b) accrued interest on the Debenture Holders's Owned Debentures and (c) a premium equal to thirty percent (30%) of the
   sum   of  (a)  and  (b)  (the  "Registration  Penalty").   The
   Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's
   option.   If  a  Debenture  Holders  elects  to  receive   the
   Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached Schedule II.

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE N - CONVERTIBLE DEBENTURES - Continued

 13. Effect of Breach: In the event of a breach by the Company of any of the provisions of this Agreement, either by a failure to timely make any payment or failure to effect any conversion by the Debenture Holders or otherwise, in addition to any other remedies available to the Debenture Holders in law or equity with respect to such breach, the applicable discount to the market price of the Owned Debentures shall permanently be amended from fifty percent (50%) to seventy-five percent (75%).

In conjunction with the issuance of the convertible debentures, the debentures were issued with an equivalent per share value of common stock below the ending quoted market price of the Company's common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $300,000. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the maturity date of the underlying debentures. Approximately $141,177 was amortized to operations during the year ended May 31, 2003.

Debenture #2
------------

On May 28, 2004, we completed the private placement of an aggregate of (a) $1,100,000 in 8% secured convertible notes and
(b) warrants to purchase 1,100,000 shares of our common stock to 4 accredited investors. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the purchasers named therein (the "Securities Purchase Agreement").

The secured convertible notes mature on May 28, 2006 and are convertible into shares of our common stock, at the option of the holder at any time and from time to time after the date when the debentures where issued, at a conversion price equal to the lower of (i) $0.10 per share and (ii) 60% of the average of the lowest three inter-day trading prices of our common stock during the twenty trading days immediately preceding the date of conversion. The warrants are exercisable, at $0.03 per share, until May 28, 2009.

Interest on the notes are payable, quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2004. The warrants and debentures contain customary anti-dilution protections. In addition, on May 28, 2004, we have also agreed to sell additional Notes to the original purchasers in the aggregate principal amount of $2,200,000 and additional Warrants to purchase an aggregate of 2,200,000 shares of our common stock for an aggregate purchase price of $2,200,000. Of these additional Notes and Warrants, $1,100,000 of additional Notes and Warrants to purchase 1,100,000 shares will be sold within five
(5) days upon the filing by us of the Registration Statement and an additional $1,100,000 of Notes and Warrants to purchase 1,100,000 will be sold within five (5) days of our Registration Statement being declared effective by the U. S. Securities and Exchange Commission (SEC). The obligation to purchase the additional Notes and issue the additional Warrants is subject to the satisfaction of certain conditions and the absence of any material adverse effect as of the date the Registration Statement is declared effective by the SEC. The terms of these additional Notes and the additional Warrants shall be identical to the terms of the Notes and Warrants that are currently outstanding. The Securities Purchase Agreement contains various representations, warranties and covenants of the parties customary for a transaction of this type. We have agreed to indemnify the purchasers against various liabilities. We entered into a Registration Rights Agreement with each purchaser, and have agreed to file a Registration Statement with the SEC under the Securities Act, covering the resale of (i) the shares of common stock underlying the currently issued warrants; (ii) the shares of common stock underlying the notes currently outstanding in the amount of $1,100,000; (iii) the shares of common stock underlying the warrants to be issued; (iv) the shares of common stock underlying the convertible notes in the aggregate amount of $2,200,000 to be issued; and (v) any shares of common stock issued or issuable upon a stock split, dividend or other distribution, recapitalization or similar event for an offering to be made on a continuous basis pursuant to Rule 415.

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE N - CONVERTIBLE DEBENTURES - Continued

The Registration Rights Agreement requires us to initially register 200% of the shares issuable upon the exercise of all of the warrants and the conversion of all of the notes both issued and to be issued. We and the purchasers each agreed with the other to indemnify the other for certain liabilities arising under the Securities Act. Pursuant to the Registration Rights Agreement and subject to certain other provisions therein, if we fail to timely perform or provide in accordance with our responsibilities under the Registration Rights Agreement and certain Securities Act provisions, then, in addition to any other rights the holder or holders may have pursuant to the Registration Rights Agreement or under applicable law, on each monthly anniversary of each such event date (if the applicable event shall not have been cured by such date) until the applicable event is cured, we shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.0% of the outstanding principal amount of the Notes issued pursuant to the Securities Purchase Agreement. The foregoing transactions were completed under exemptions from the registration requirements of the Securities Act, including those afforded by Section 4(2) of the Securities Act of 1933, and the rules and regulations promulgated under that Section.


NOTE O - INCOME TAXES

The components of income tax (benefit) expense for the years ended May 31, 2004 and 2003, respectively, are as follows:

                                          May 31, 2004    May 31, 2003
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
                                          ============    ============


The Company has a net operating loss carryforward of approximately $16,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2006. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended May 31, 2004 and 2003, respectively, are as follows:

                                          May 31, 2004    May 31, 2003
                                          ------------    ------------

Statutory rate applied to loss before
  income taxes                            $ (1,120,000)   $   (554,000)
Increase (decrease) in income taxes
  resulting from:
    State income taxes                            -               -
    Other, including reserve for
      deferred tax asset                     1,120,000         554,000
                                          ------------    ------------
     Income tax expense                   $       -       $       -
                                          ============    ============

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE O - INCOME TAXES - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2004 and 2003, respectively:

                                          May 31, 2004    May 31, 2003
                                          ------------    ------------
   Deferred tax assets
     Net operating loss carryforwards     $  5,680,000    $  4,760,000
     Less valuation allowance               (5,680,000)     (4,760,000)
                                          ------------    ------------
   Net Deferred Tax Asset                 $       -       $       -
                                          ============    ============


During the year ended May 31, 2004 and 2003, respectively, the valuation allowance (decreased) increased by approximately
$920,000 and $(435,000).


NOTE P - PREFERRED STOCK

The Company's Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors.

There are no shares of Preferred Stock issued and outstanding at May 31, 2004 and 2003, respectively.

The Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued Preferred Stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. We consider it desirable to have Preferred Stock available to provide increased flexibility in structuring possible future acquisitions and financings and in meeting corporate needs which may arise.
If opportunities arise that would make desirable the issuance of Preferred Stock through either public offering or private placements, the provisions for Preferred Stock in our Articles of Incorporation would avoid the possible delay and expense of a shareholder's meeting, except as may be required by law or regulatory authorities. Issuance of the Preferred Stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the common stock that would result in dilution of the income per share and net book value of the common stock. Issuance of additional common stock pursuant to any conversion right that may be attached to the terms of any series of Preferred Stock may also result in dilution of the net income per share and the net book value of the common stock. The specific terms of any series of Preferred Stock will depend primarily on market conditions, terms of a proposed acquisition or financing, and other factors existing at the time of issuance. Therefore, it is not possible at this time to determine in what respect a particular series of Preferred Stock will be superior to our common stock or any other series of Preferred Stock which we may issue. Our Board of Directors may issue additional Preferred Stock in future financings, but has no current plans to do so at this time.



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

During the period from July 10, 2003 through August 15, 2003, the Company issued an aggregate 1,800,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a non-cash charge of approximately $12,750 for the differential between the "fair value" of these securities sold and the contractual exchange price.
       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

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

On February 27, 2004, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-8 to register an aggregate 50,500,000 shares of common stock to be used as follows:

  7. 20,000,000 shares of the Company's Common Stock that may be issued pursuant to its 2004 Stock Option Plan. Also registered hereunder are such additional shares of Common Stock, presently indeterminable, as may be necessary to satisfy the anti-dilution provisions of the Plan to which this Registration Statement relates in accordance with Rule 416 under the Securities Act of 1933, as amended (the "Securities Act");

  8. 9,000,000 shares of the Company's Common Stock to be issued to Marc Sporn as compensation for consulting services performed by Mr. Sporn under contract with Eastern Consulting Corp;

  9. 3,500,000 shares of the Company's Common Stock to be issued to Jeffrey A. Rinde as compensation for legal services rendered by Mr. Rinde under a retainer agreement with Bondy & Schloss LLP, the Company's new principal securities counsel; and

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE Q - COMMON STOCK TRANSACTIONS - Continued

 10. 18,000,000 shares of the Company's Common Stock to be issued to Manny Shulman as compensation for consulting services rendered by Mr. Shulman.

Approximately 15,650,500 shares registered on this Form S-8 were issued between March 1, 2004 and May 31, 2004.

During the period from March 9, 2004 through May 25, 2004, the Company issued an aggregate 33,208,204shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $255,490 for the differential between the "fair value" of these securities sold and the contractual exchange price.


NOTE R - STOCK WARRANTS

On September 28, 2001, in conjunction with the sale of an aggregate of $700,000 of 12% convertible debentures, the Company issued the right to receive warrants to purchase an aggregate 3,500,000 shares of common stock at a price to be determined at the time of the warrant(s) issue. As of May 31, 2004, and subsequent thereto, the Company has not issued any warrants related to this issue.

On May 28, 2004, in conjunction with the sale of an aggregate of $1,100,000 in 8% secured convertible notes, the Company issued warrants to purchase 1,100,000 shares of our common stock to 4 accredited investors. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the purchasers named therein (the "Securities Purchase Agreement"). The warrants are exercisable, at $0.03 per share, until May 28, 2009.

The following table presents warrant activity through May 31, 2004:

                                                              Weighted
                                                               Average
                                                Number of     Exercise
                                                   Shares       Price
                                                ---------     --------

   Balance at December 31, 2003                      -             -
      Issued                                    1,100,000     $   0.03
                                                ---------

   Balance at March 31, 2004                    1,100,000
                                                =========



       (Remainder of this page left blank intentionally)

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE S - STOCK OPTIONS

1998 Stock Option Plan
----------------------

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

Employees of the Company who have been granted options are authorized by the Committee to purchase the shares at a price equal to 55% of the three day average closing bid price prior to the date of written election to exercise. Through May 31, 2004, options to purchase a cumulative 4,280,277 shares of common stock of the 5,000,000 shares authorized in the Plan have been granted and were concurrently exercised.

2004 Stock Option Plan
----------------------

In February 2004, the Company's Board of Directors adopted a Stock Option Plan far its employees, directors and consultants. On February 27, 2004, Company filed a Registration Statement under the Securities Act of 1933 on Form S-8 to register 20,000,000 underlying shares of the 2004 Stock Option Plan.

The purpose of the 2004 Stock Option Plan (2004 Plan) is to secure for the Company and its shareholders the benefits arising from capital stock ownership by employees, officers, directors, consultants and other service providers of the Company or any parent or subsidiary of the Company (each an "Affiliate") who are expected to contribute to the Company's future growth and success. The 2004 Plan is also designed to attract and retain other persons who will provide services to the Company. Those provisions of the 2004 Plan which make express reference to
Section 422 of the Internal Revenue Code of 1986, as amended or replaced from time to time (the "Code"), shall apply only to Incentive Stock Options (as that term is defined herein).

Options granted pursuant to 2004 Plan shall be authorized by action of the Board of Directors (the "Board") of the Company (or the committee appointed by the Board in accordance with Section 2(b) below) and may be either incentive stock options ("Incentive Stock Options") intended to meet the requirements of Section 422 of the Code or non-statutory options which are not intended to meet the requirements of Section 422 of the Code ("Non-Qualified Options").

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE S - STOCK OPTIONS - Continued

2004 Stock Option Plan - continued
----------------------

The purchase price per Share issuable upon the exercise of an option shall be determined by the Board or the Committee at the time of grant of such option, provided, however, that such exercise price in the case of Incentive Stock Options, shall not be less than 100% of the Fair Market Value (as hereinafter defined) of such Shares at the time of grant of such option, and for Incentive Stock Options granted to a "10% Shareholder" (as defined in Section 11(b)), shall not be less than 110% of such Fair Market Value. "Fair Market Value" of a Share as of a specified date for purposes of the Plan shall mean the closing price of a Share on the principal securities exchange (including, but not limited to, the Nasdaq SmallCap Market or the Nasdaq National Market) on which such Shares are traded on the day immediately preceding the date as of which Fair Market Value is being determined, or on the next preceding date on which such Shares are traded if no Shares were traded on such immediately preceding day, or if the Shares are not traded on a securities exchange, Fair Market Value shall be deemed to be the average of the high bid and low asked prices of the Shares in the over-the-counter market on the day immediately preceding the date as of which Fair Market Value is being determined or on the next preceding date on which such high bid and low asked prices were recorded. If the Shares are not publicly traded, Fair Market Value of a Share (including, in the case of any repurchase of Shares, any distributions with respect thereto which would be repurchased with the Shares) shall be determined in good faith by the Board taking into consideration prices at which the Company has issued Shares during the preceding six months. In no case shall Fair Market Value be determined with regard to restrictions other than restrictions which, by their terms, will never lapse.

Options granted under the Plan may provide for the payment of the exercise price by delivery of cash or a check to the order of the Company in an amount equal to the exercise price of such options, or by any other means which the Board determines are consistent with the purpose of the Plan and with applicable laws and regulations (including, without limitation, the provisions of Rule 16b-3).

Subject to earlier termination as provided herein, each option and all rights thereunder shall expire on such date as determined by the Board or the Committee and set forth in the applicable option agreement, provided that such date shall not be later than ten (10) years after the date on which the option is granted, or as prescribed by Section 11(b) of the 2004 Plan.

Each option granted under the Plan shall be exercisable either in full or in installments at such time or times and during such period as shall be set forth in the option agreement evidencing such option, subject to the provisions of the Plan. Subject to the requirements in the immediately preceding sentence, if an option is not at the time of grant immediately exercisable, the Board or the Committee may (i) in the agreement evidencing such option, provide for the acceleration of the exercise date or dates of the subject option upon the occurrence of specified events and/or (ii) at any time prior to the complete termination of an option, accelerate the exercise date or dates of such option.

As of May 31, 2004, no options under the 2004 Stock Option Plan have been granted.






       (Remainder of this page left blank intentionally)

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE S - STOCK OPTIONS - Continued

The following tables summarize all common stock options granted through May 31, 2004:


                                                       Weighted average
                                                        price per share
                                                       ----------------
  Options outstanding at June 1, 2001            -              -
   Issued                                4,280,277            $0.05
   Exercised                            (4,280,277)           $0.05
   Expired/Terminated                            -              -

  Options outstanding at May 31, 2002            -              -
   Issued                                        -              -
   Exercised                                     -              -
   Expired/Terminated                            -              -

  Options outstanding at May 31, 2003            -              -
   Issued                                        -              -
   Exercised                                     -              -
   Expired/Terminated                            -              -

  Options outstanding at May 31, 2004            -              -


                  Options      Options     Options       Options      Exercise price range
                  granted     exercised   terminated   outstanding   per outstanding option
                 ---------    ---------   ----------   -----------   ----------------------

2002 employees   3,067,777    3,067,777       -             -             $0.04 - $0.09
2002 officers    1,212,500    1,212,500       -             -                 $0.07
                 ---------    ---------   ----------   -----------
  Totals         4,280,277    4,280,277       -             -
                 =========    =========   ==========   ===========


As of May 31, 2004, there are no granted and outstanding options.
Additionally, all granted options were concurrently and simultaneously exercised by the respective employee or officer.

The weighted-average fair value of options covering approximately 1,227,868 shares of common stock granted during the year ended May 31, 2002 for which the exercise price was greater than the market price on the grant date was $0.06 and the weighted-average exercise price was $0.07.

The weighted-average fair value of options covering approximately 2,442,192 shares of common stock granted during the year ended May 31, 2002 for which the exercise price was less than the market price on the grant date was $0.07 and the weighted-average exercise price was $0.04. The Company recognized a cumulative non-cash charge to operations for the differential between "fair value" and the exercise price of approximately $72,242 on these transactions.

The Company issued options covering approximately 610,217 shares of common stock during the year ended May 31, 2002 where the weighted-average fair value was equal to the market price on the grant date. In these situations, the weighted-average fair value of the options and the weighted-average exercise price was $0.06.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE T - COMMITMENTS AND CONTINGENCIES

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Company's President and Chief Executive Officer. The lease was renegotiated in June 2003 and provides for annual rentals of approximately $18,000. Rent expense for the years ended May 31, 2004 and 2003 was $18,000 and $42,400, respectively.

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

During the quarter ended May 31, 2004, and subsequent thereto, there has been no significant change in any of the above listed litigation, except as noted.

       EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

NOTE T - COMMITMENTS AND CONTINGENCIES - Continued

Post-Bankruptcy matters
-----------------------

On March 11, 2004, in the U.S. Bankruptcy Court, Southern District of Florida, Judge Arthur Briskin ruled in favor of the Internal Revenue Service (IRS) allowing the IRS to amend their claim of past due excise taxes to a total of $2,849,469.98. This motion was made by the IRS in October of 1997 during the bankruptcy hearings of Epicus, Inc.'s predecessor, The Telephone Company of Central Florida. Epicus Communications Group, Inc.'s original Plan of Reorganization was approved and accepted by Judge Briskin on July 9, 1999. In the approved Plan of Reorganization, Epicus Communications Group agreed to pay a maximum of $300,000 in past due excise taxes. Epicus Communications Group would never have agreed to a debt of this size in its Plan of Reorganization. Epicus Communications Group is examining is legal options in this matter and a course of action has yet to be decided.

Due to the unusual nature of this event and the uncertainty of the ultimate outcome related hereto, Management has not accrued any provision for this contingency in the accompanying financial statements.


NOTE U - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended May 31, 2004 and 2003, respectively:

                            Quarter ended  Quarter ended  Quarter ended  Quarter ended   Year ended
                              August 31,    November 31,   February 28,      May 31,       May 31,
                            -------------  -------------  -------------  -------------  ------------
Fiscal 2004
-----------
 Telecommunication
  revenues                  $   5,180,596  $   5,852,767  $   6,906,208  $   7,250,972  $ 25,190,543
 Gross profit               $   1,641,560  $   1,888,936  $   1,826,433  $   2,324,314  $  7,681,243
Net earnings (loss)
  after provision
  for income taxes          $    (211,160) $    (711,591) $    (588,412) $  (1,511,163) $ (3,086,562)
 Basic and fully diluted
  earnings per share             nil           $(0.01)          nil           $(0.01)       $(0.02)
 Weighted average
  number of shares
  issued and outstanding      121,470,398    133,413,944    167,746,141    233,131,297   164,013,204

Fiscal 2003
-----------
 Telecommunication
  revenues                  $   1,700,256  $   2,547,832  $   3,210,507  $   2,954,261  $ 10,412,856
 Gross profit               $     975,655  $   1,440,695  $   1,647,117  $     306,723  $  4,370,190
 Net earnings (loss)
  after provision
  for income taxes          $     (22,197) $     261,431  $      10,645  $  (1,880,251) $ (1,630,372)
 Basic and fully diluted
  earnings per share              nil            nil            nil           $(0.02)       $(0.02)
 Weighted average
  number of shares
  issued and outstanding       74,504,610     76,328,926     87,967,274    109,572,103    88,673,078