Form 10QSB
period 2004-08-31
EPICUS COMMUNICATIONS GROUP INC
filed 2004-11-17
CIK 800401

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          Form 10-QSB



(Mark one)
[X]  Quarterly  Report Under Section 13  or  15(d)  of  the
     Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2004
                                    ---------------

     Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from  ____________ to ___________


=================================================================

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

=================================================================


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]    NO  [ ]

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity  as of the latest  practicable  date:
November 11, 2004: 627,671,351
------------------------------
Transitional Small Business Disclosure Format (check  one):
YES [ ]    NO [X]

               Epicus Communications Group, Inc.

       Form 10-QSB for the Quarter ended August 31, 2004

                       Table of Contents


                                                            Page
                                                            ----
Part I - Financial Information

 Item 1  Financial Statements                                 3

 Item 2  Management's Discussion and Analysis or
           Plan of Operation                                  25

 Item 3  Controls and Procedures                              31


Part II - Other Information

 Item 1  Legal Proceedings                                    32

 Item 2  Unregistered Sales of Equity Securities and
           Use of Proceeds                                    32

 Item 3  Defaults Upon Senior Securities                      33

 Item 4  Submission of Matters to a Vote of
           Security Holders                                   33

 Item 5  Other Information                                    33

 Item 6  Exhibits                                             33

Signatures                                                    34

Part I - Item 1 - Financial Statements

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)
                  Consolidated Balance Sheets
                    August 31, 2004 and 2003

                                               August 31, 2004   August 31, 2003
                                               ---------------   ---------------
                        ASSETS
                        ------
Current Assets
 Cash on hand and in bank                      $     117,081     $     178,289
 Accounts receivable - Trade, net of
   allowance for doubtful accounts
   of approximately $225,000 and $825,000,
   respectively                                    3,244,632         4,143,246
 Advances due from officer                              -               15,000
                                               -------------     -------------
  Total current assets                             3,361,713         4,336,535
                                               -------------     -------------

Property and equipment - net                         230,193           254,896
                                               -------------     -------------

Other Assets
 Deposits                                            524,476           274,717
 Loan costs and reserves                             275,517              -
 Restricted cash                                        -              202,345
 Assets held for sale                                   -               30,285
 Trademark and corporate name development
   costs                                              23,524            23,524
                                               -------------     -------------
   Total other assets                                823,517           530,871
                                               -------------     -------------
TOTAL ASSETS                                   $   4,415,423     $   5,122,302
                                               =============     =============


        LIABILITIES AND STOCKHOLDERS DEFICIT
        ------------------------------------

Liabilities Subject to Compromise
---------------------------------
 Current Liabilities
  Bank overdraft                               $     455,254     $        -
  Convertible debentures                           2,218,483         1,184,928
  Notes payable - other                              350,000         1,308,878
  Accounts payable - trade                         4,309,815         4,328,045
  Accrued sales and service taxes payable          3,637,663         1,671,996
  Accrued payroll and payroll taxes payable          351,712           485,471
  Accrued interest payable                           862,128           899,052
Accrued rent payable to affiliate                    154,567           142,467
  Advances from controlling
    shareholder/officer                              415,617         1,206,608
  Accrued officer compensation                     2,868,867         2,560,671
                                               -------------     -------------
   Total current liabilities                      15,624,106        13,790,116
                                               -------------     -------------

Commitments and contingencies

Stockholders Deficit
 Preferred stock - $0.001 par value
   - 5,000 shares authorized
   None issued and outstanding                          -                 -
 Common stock - $0.001 par value
   - 800,000,000 shares authorized
   627,671,351 and 129,297,571 shares
   issued and outstanding, respectively              627,611           129,298
 Additional paid-in capital                       18,024,012        14,636,650
 Accumulated deficit                             (29,860,306)      (23,341,896)
                                               -------------     -------------
                                                 (11,208,683)       (8,575,948)
 Stock subscription receivable                          -              (91,866)
                                               -------------     -------------
  Total stockholders deficit                     (11,208,683)       (8,667,814)
                                               -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $   4,415,423     $   5,122,302
                                               =============     =============



    The audited financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of these
                     consolidated financial statements.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)
  Consolidated Statements of Operations and Comprehensive Loss
          Three months ended August 31, 2004 and 2003


                                                Three months       Three months
                                                    ended             ended
                                               August 31, 2004   August 31,2003
                                               ---------------   ---------------
Revenues - net                                  $   6,060,810    $   5,180,596
Cost of Sales (exclusive of depreciation
  shown separately below)
                                                  (4,175,646)       (3,539,036)
                                               -------------     -------------

Gross Profit                                       1,885,164         1,641,560

Operating Expenses
 Selling and marketing expenses                      681,146           430,196
 General and administrative expenses                 957,806         1,207,458
 Bad debt expense                                  2,873,172            75,000
 Depreciation and amortization                        28,479            33,475
 Compensation expense related to common stock
  issuances at less than fair value                  709,919            12,750
                                               -------------     -------------
  Total operating expenses                         5,250,522         1,758,879
                                               -------------     -------------

Income (Loss) from operations                     (3,365,358)         (117,319)

Other income
 Interest and other income (expense) - net                10             1,063
 Interest expense                                    (77,660)          (94,904)
                                               -------------     -------------

Income (Loss) before provision for income
  taxes                                           (3,443,008)         (211,160)

Provision for income taxes                              -                 -
                                               -------------     -------------

Net Loss                                          (3,443,008)         (211,160)

Other comprehensive income                              -                 -
                                               -------------     -------------

Comprehensive Loss                             $  (3,443,008)    $    (211,160)
                                               =============     =============

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted         $       (0.01)              nil
                                               =============     =============

Weighted-average number of shares
 of common stock outstanding                     388,338,979       121,470,398
                                               =============     =============




    The audited financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of these
                     consolidated financial statements.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)
             Consolidated Statements of Cash Flows
          Three months ended August 31, 2004 and 2003

                          (Unaudited)

                                                     Three months       Three months
                                                         ended             ended
                                                    August 31, 2004   August 31,2003
                                                    ---------------   ---------------
Cash Flows from Operating Activities
 Net loss for the period                            $ (3,443,008)     $   (211,160)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                           28,479            33,475
   Bad Debt Expense                                    2,873,172
75,000
   Expenses paid with common stock                          -              109,600
   Compensation expense related to common stock
     issuances at less than fair value                   709,919            12,750
   (Increase) Decrease in
     Accounts receivable                                (408,368)       (1,213,359)
     Deposits and other assets                          (167,259)          (60,000)
   Increase (Decrease) in
     Accounts payable                                   (775,759)          447,214
     Accrued liabilities                                 195,646           404,866
     Accrued interest payable                            (94,462)           14,904
     Accrued officer compensation                         58,299
88,299
                                                   -------------     -------------
Net cash used in operating activities                 (1,023,341)         (298,411)
                                                   -------------     -------------

Cash Flows from Investing Activities
 Increase in restricted cash                                -               (1,049)
 Proceeds from sale of equipment                           7,697              -
 Purchase of property and equipment                         -               (4,576)
                                                   -------------     -------------
Net cash used in investing activities                      7,697            (5,625)
                                                   -------------     -------------

Cash Flows from Financing Activities
 Increase (Decrease) in cash overdraft                   222,182              -
 Proceeds from sale of common stock                         -              476,134
 Repayments of advances from affiliated entities        (847,878)          (59,000)
 Proceeds from convertible debentures                    836,681              -
                                                   -------------     -------------
Net cash provided by financing activities                210,985           417,134
                                                   -------------     -------------

Increase (Decrease) in Cash                             (804,659)          113,098
Cash at beginning of period                              921,740            65,191
                                                   -------------     -------------

Cash at end of period                              $     117,081     $     178,289
                                                   =============     =============


Supplemental Disclosure of Interest and
Income Taxes Paid
  Interest paid for the period                     $     172,122     $      80,000
                                                   =============     =============
  Income taxes paid for the period                 $        -        $        -
                                                   =============     =============

Supplemental Disclosure of Non-cash Investing
and Financing Activities
  Common stock issued for retirement of debt       $     808,978     $      70,200
                                                   =============     =============
  Offset of advance to officer against
    accrued officer compensation                   $      15,000     $        -
                                                   =============     =============




    The audited financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of these
                     consolidated financial statements.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

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

In May 2003, Phoenix International Industries Inc. changed the company's name to Epicus Communications Group, Inc. (Epicus Group). The name change was effected to better reflect the
Companys business emphasis on the telecommunications sector and to better create consistent name branding with the Companys wholly-owned operating subsidiary, EPICUS, Inc.

During Fiscal 2000, the Company acquired control of Telephone Company of Central Florida, Inc. (TCCF), an entity then operating under Chapter 11 of the United States Bankruptcy Court. As an integral component of TCCFs Plan of Reorganization, the Company recapitalized TCCF, effective on the effective date of TCCFs discharge from bankruptcy. On July 9, 1999, the U. S. Bankruptcy Court issued an Order of Confirmation related to TCCFs Plan of Reorganization and the Company recapitalized TCCF within ten days of the Confirmation Order. TCCF is a "competitive local exchange carrier ("CLEC") telephone company and a reseller of other telecommunications services. On January 17, 2001 the corporate name of TCCF was changed to EPICUS, Inc. (Epicus).

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


NOTE B - Petition for Relief Under Chapter 11 of the U.S.
         Bankruptcy Code

On October 25, 2004 (the "Petition Date"), Epicus Communications Group, Inc. (the "Company") and its subsidiary, Epicus, Inc., (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") (Case Nos. 04-34915, 04-34916, collectively, the "Cases").

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims are reflected in the accompanying August 31, 2004 balance sheet as Liabilities Subject to Compromise. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors assets (secured claims) are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors property, plant and equipment.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE B - Petition for Relief Under Chapter 11 of the U.S.
         Bankruptcy Code - Continued

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the "Notes") it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes due May 28, 2006. As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Additionally, due to the uncertainty of the ultimate settlement and/or outcome of the Bankruptcy action, the Debtors continue to accrue the contractual interest charge on all outstanding note agreements.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages.


NOTE C - Preparation of Financial Statements

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Companys system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

These financial statements reflect the books and records of Epicus Communications Group, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the three month periods ended August 31, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducted business activities in only one distinct business segment during Fiscal 2004 and 2003.


NOTE D - Going Concern Uncertainty

The Company has experienced cumulative operating losses for the previous four-year period of approximately $18,600,000 and has used cash in operating activities for the same period of approximately $5,996,000.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE D - Going Concern Uncertainty - Continued

Further, the Company remains delinquent in the payment of various Federal and State payroll and service taxes accrued in prior years. The Company has been the subject of various levies and collection actions by the Internal Revenue Service and various State tax authorities. The withdrawal of the Companys ability to operate in any jurisdiction as a result of the non-payment of these taxes could be detrimental to the Companys ongoing operations and financial condition.

On October 25, 2004, the Company and its operating subsidiary, Epicus, Inc., filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Case Nos. 04-34915, 04-34916, respectively).

The Companys liquidity has been sustained through the sale of equity securities, restricted and unrestricted, domestically and in international markets and significant working capital advances have been made by members of management or by entities owned or controlled by members of management during the current and prior periods. Due to the bankruptcy filing, the availability of further liquidity from these sources is uncertain.

Due to the Companys customer base, the Company experiences significant charges for bad debts which impair the related cash flows and the Company's continued existence is principally dependent upon its ability to generate sufficient cash flows from operations to support its daily operations on a timely basis as well as provide sufficient resources to satisfy the components of its proposed reorganization plan to retire pre-petition liabilities and obligations.

There is no assurance that the Companys reorganization plan will be approved, or if approved, successful. Further the ability to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company is uncertain.


NOTE E - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

  For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE E - Summary of Significant Accounting Policies - Continued

4.   Intangible Assets
     -----------------

  Monies paid for development of the trade name Epicus, approximately $23,525, were capitalized as a component of Other Assets on the Companys consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the years ended May 31, 2004 and 2003 and the three months ended August 31, 2004, no charges to operations were made for impairments in the future benefit of this trade name.

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

  In the event of cancellation of service by a customer prior to the expiration of the completion of the monthly billing cycle results in a partial refund due to the customer. These reductions of revenue, if any, due to the cancellation of service by a customer, are recognized at the point of service termination and are recognized as a component of trade accounts payable until final settlement of the customers account balance.

6.   Income Taxes
     ------------

  The Company uses the asset and liability method of accounting for income taxes. At August 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

  As of August 31, 2004 and 2003, the deferred tax asset related to the Companys net operating loss carryforward is fully reserved.

7.   Advertising costs
     -----------------

  The  Company  does not conduct any direct response  advertising
  activities.   For non-direct response advertising, the  Company
  charges the costs of these efforts to operations at the first time the related advertising is published.

8.   Earnings (loss) per share
     -------------------------

  Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Companys net income (loss) position at the calculation date.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE E - Summary of Significant Accounting Policies - Continued

9.   Earnings (loss) per share - continued
     -------------------------------------

  At  May  31, 2004 and 2003, the Companys issued and outstanding
  warrants,   options   and  convertible  debt   are   considered
  antidilutive due to the Companys net operating loss position.

10.  Employee Stock Options
     ----------------------

  The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.


NOTE F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Companys earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Companys earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE G - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC).   Under FDIC rules, the Company and its subsidiaries  are
entitled  to aggregate coverage of $100,000 per account type  per separate legal entity per financial institution. During the years ended May 31, 2004 and 2003 and the three months ended August 31, 2004, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.


NOTE H -Restricted Cash

As collateral for a standby letter of credit securing telephone service provided by BellSouth Corp., the Company placed on deposit with the financial institution issuing the standby letter of credit approximately $201,000 in an interest bearing certificate of deposit. Any interest earnings in excess of the required balance to collateralize the standby letter of credit may be transferred to the Companys operating account at the discretion of management.

During the quarter ended February 29, 2004, management redeemed the amounts on deposit and transferred the funds directly to
BellSouth Corp. in lieu of maintaining the standby letter of credit. As of February 29, 2004, the Company has approximately $322,000 on deposit with BellSouth Corp.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE I - Advances due from Officer

The Company has advanced approximately $15,000 to a corporate officer. This amount is non-interest bearing and is unsecured. The advance is repayable upon demand and may, at the officers discretion, be used to offset accrued, but unpaid, compensation. As of May 31, 2004, the Company had accrued approximately $826,000 in compensation due, but unpaid, to this officer.

During the quarter ended August 31, 2004, the Company and the corporate officer agreed to offset the $15,000 advance against the accrued, but unpaid, compensation.


NOTE J - Property and Equipment

Property and equipment consists of the following as of August 31, 2004 and 2003, respectively:

                                     August 31, 2004   August 31, 2003   Estimated life
                                     ---------------   ---------------   --------------

     Computer equipment                 $ 465,178         $ 388,668          5 years
     Office furniture and fixtures         53,150            45,702        7-10 years
     Software and system programming      145,039           145,039          5 years
                                        ---------         ---------
                                          663,367           579,409
     Less accumulated depreciation       (433,174)         (324,513)
                                        ---------         ---------

     Net property and equipment         $ 230,193         $ 254,896
                                        =========         =========


Depreciation expense for the three month periods ended August 31, 2004 and 2003, was $28,479 and $33,475, respectively.


NOTE K - Accrued Officer Compensation

As of August 31, 2004 and 2003, respectively, the Company has accrued approximately $2,868,867 and $2,560,671 for earned, but unpaid, compensation to its Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.


NOTE L - Notes Payable - Other

Notes payable to others at August 31, 2004 and 2003 are as follows:

                                                                    August 31, 2004   August 31, 2003
                                                                    ---------------   ---------------
$400,000 note payable to creditor trust fund.  Interest at 8.0%.
 Payable in quarterly installments of $25,000 plus accrued
 interest.  Final maturity in April 2004. In the event the
 Company fails to make any scheduled quarterly payment,
 the Creditors Trust is entitled to an immediate entry of
 judgment for any remaining amounts due upon the filing
 of  an  Affidavit of Non-Payment by the Creditors  Trust.             $   350,000       $   350,000


       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE L - Notes Payable - Other - Continued

                                                                    August 31, 2004   August 31, 2003
                                                                    ---------------   ---------------
$750,000  note  payable  to a foreign corporation.   Interest  at
13.0%
 Accrued interest payable quarterly.  Final maturity due in
 June 2003 and automatically renewable for one-year periods
 upon written notice by the Company prior to the maturity
 date.  Collateralized by 3,000,000 shares of restricted,
 unregistered common stock of the Company.  This debt was
 purchased by the Companys controlling shareholder/officer
 during  the  quarter ended August 31,  2004                           $     -           $   750,000

$97,878 note payable to an unrelated entity.  Non-interest
 bearing.  Unsecured.  Due upon demand.  This debt was
 purchased by the Companys controlling shareholder/officer
 during the quarter ended August 31, 2004                                    -                97,878

$150,000 note payable to an individual. Principal and
 unpaid interest due upon demand.  Unsecured.  This
 note was forgiven by the estate of the lender during the
 fourth  quarter  of  Fiscal  2004.                                          -               111,000
                                                                       -----------       -----------

 Total notes payable to others                                         $   350,000       $ 1,308,878
                                                                       ===========       ===========



NOTE M - Advances from Controlling Shareholder/Officer

The Companys controlling shareholder and executive officer and/or entities owned or controlled by the Companys controlling shareholder/officer have made cumulative cash advances to the
Company to provide working capital and to directly support operations. These advances bear interest at 6.25% and are unsecured and are due upon demand.

Additionally, during the quarter ended August 31, 2004, the controlling shareholder/officer purchased, in outside transactions, two (2) separate debts of the Company owed to a foreign corporation and another unrelated entity, respectively, in the amount of approximately $750,000 and $97.878.

At August 31, 2004 and 2003, the Company was indebted to the controlling shareholder/officer in the amounts of approximately $415,617 and $1,184,928, respectively. Additionally, the Company owes cumulative accrued interest on these debts of approximately $492,148 and $648,471 at August 31, 2004 and 2003, respectively.


NOTE N - Convertible Debentures

Debenture #1
------------

On September 28, 2001, a consortium of four (4) separate investment entities under common management purchased 12% convertible debentures from the Company and were issued the right to receive warrants to purchase an aggregate of 3,500,000 shares of common stock from the Company in a future private placement transaction.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE N - Convertible Debentures - Continued

Debenture #1 - continued
------------

As of August 31, 2004 and 2003, respectively, the Company has issued and outstanding approximately $1,118,483 and $1,184,928 in 12.0% convertible debentures (Debentures). Interest on these debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such Debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Companys option, in either cash or restricted, unregistered common stock. The Debentures must be prepaid if an event of default occurs under the Debentures and at the Company's option may be prepaid within thirty days of the original issue date of the Debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the Debenture documents and could result in the acceleration of all amounts due under the Debentures.

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

3. Permitted Conversions: Following the Prohibited Period, the Debenture Holders shall be permitted to convert its Owned Debentures, to the extent such Owned Debentures have not been previously redeemed hereunder, into Shares in accordance with the terms and subject to the conditions of the Owned Debentures, subject to the following restrictions:

     1. If the last reported sale price of the Shares on the Over-the-Counter Bulletin Board as reported by Bloomberg (the "Price") is less than $.10 per Share, then the Debenture Holders shall have the right to convert their Owned Debentures into not more than an aggregate of 300,000 Shares every thirty (30) days during the period in which the Price remains less than $.10 per Share,

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE N - Convertible Debentures - Continued

Debenture #1 - Continued
------------

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

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE N - Convertible Debentures - Continued

Debenture #1 - continued
------------

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

In conjunction with the issuance of the convertible debentures, the debentures were issued with an equivalent per share value of common stock below the ending quoted market price of the Companys common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $300,000. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the maturity date of the underlying debentures. Approximately $141,177 was amortized to operations during the year ended May 31, 2003.

Debenture #2
------------

On May 28, 2004, the Company completed the private placement of an aggregate of (a) $1,100,000 in 8% secured convertible notes and (b) warrants to purchase 1,100,000 shares of our common stock to 4 accredited investors. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the purchasers named therein (the "Securities Purchase Agreement").

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

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE N - Convertible Debentures - Continued

Debenture #2 - continued
------------

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


NOTE O - Income Taxes

The components of income tax (benefit) expense for the three month periods ended August 31, 2004 and 2003, respectively, are as follows:

                                      August 31, 2004   August 31, 2003
                                      ---------------   ---------------
   Federal:
     Current                              $     -           $     -
     Deferred                                   -                 -
                                          -------           -------
                                                -                 -
                                          -------           -------
   State:
     Current                                    -                 -
     Deferred                                   -                 -
                                          -------           -------
                                                -                 -
                                          -------           -------
     Total                                $     -           $     -
                                          =======           =======


The Company has a net operating loss carryforward of approximately $13,900,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2006. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three month periods ended August 31, 2004 and 2003, respectively, are as follows:

                                      August 31, 2004   August 31, 2003
                                      ---------------   ---------------
Statutory  rate applied to loss
  before income taxes                    $ (929,000)       $   (72,000)
Increase (decrease) in income taxes
  resulting from:
    State income taxes                         -                  -
    Other, including reserve for
      deferred tax asset                    929,000             72,000
                                         ----------        -----------
      Income tax expense                 $     -           $      -
                                         ==========        ===========

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE O - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2004 and 2003, respectively:

                                      August 31, 2004   August 31, 2003
                                      ---------------   ---------------
   Deferred tax assets
     Net operating loss carryforwards    $ 4,725,000       $ 4,380,000
     Less valuation allowance             (4,725,000)       (4,380,000)
                                         -----------       -----------

   Net Deferred Tax Asset                $      -          $      -
                                         ===========       ===========


During each of the three month periods ended August 31, 2004 and 2003, respectively, the valuation allowance (decreased) increased by approximately $(955,000) and $68,000.


NOTE P - Preferred Stock

The Companys Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors.

There are no shares of Preferred Stock issued and outstanding at May 31, 2004 and 2003 or through August 31, 2004, respectively.

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



       (Remainder of this page left blank intentionally)

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE Q - Common Stock Transactions

During the period from June 24, 2003 through August 8, 2003, the Company sold an aggregate 12,000,000 shares of common stock pursuant to Regulation S of the Securities Act of 1933 for gross proceeds of approximately $568,000. No underwriter was used in connection with the sale of these securities.

On July 14, 2003, the Company issued approximately 1,000,000 shares of restricted, unregistered common stock to an unrelated entity providing consulting and telemarketing services to the Companys wholly-owned subsidiary, Epicus, Inc. This transaction was valued at approximately $45,000, which was equal to or in excess of the discounted closing price of the Companys common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On July 11, 2003, the Company issued approximately 680,000 shares of common stock previously registered pursuant to a Registration Statement on Form S-8 for legal services. These transactions were valued at approximately $64,600, which was equal to the quoted closing price of the Companys securities on the NASDAQ Electronic Bulletin Board.

During the period from September 10, 2003 through November 14, 2003, the Company issued an aggregate 8,978,902 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Companys common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $51,473 for the differential between the fair value of these securities sold and the contractual exchange price.

During the period from December 12, 2003 through February 27, 2004, the Company issued an aggregate 15,173,478 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Companys common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $79,254 for the differential between the fair value of these securities sold and the contractual exchange price.

During January 2004, the Companys Board of Directors approved the issuance of an aggregate 62,500,000 shares of restricted, unregistered common stock to Gerard Haryman, the Companys Chairman, in repayment of approximately $1,000,000 in unsecured debt. Through February 29, 2004, the Company has issued 50,000,000 of the approved shares in retirement of $800,000 in debt. The per share exchange price was equal to or in excess of the discounted closing price of the Companys common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On February 27, 2004, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-8 to register an aggregate 50,500,000 shares of common stock to be used as follows:

  1. 20,000,000 shares of the Company's Common Stock that may be issued pursuant to its 2004 Stock Option Plan. Also registered hereunder are such additional shares of Common Stock, presently indeterminable, as may be necessary to satisfy the anti-dilution provisions of the Plan to which this Registration Statement relates in accordance with Rule 416 under the Securities Act of 1933, as amended (the "Securities Act");
  2. 9,000,000 shares of the Company's Common Stock to be issued to Marc Sporn as compensation for consulting services performed by Mr. Sporn under contract with Eastern Consulting Corp;
  3. 3,500,000 shares of the Company's Common Stock to be issued to Jeffrey A. Rinde as compensation for legal services rendered by Mr. Rinde under a retainer agreement with Bondy & Schloss LLP, the Companys new principal securities counsel; and

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE Q - Common Stock Transactions - Continued

  4. 18,000,000 shares of the Company's Common Stock to be issued to Manny Shulman as compensation for consulting services rendered by Mr. Shulman.

Approximately 15,650,500 shares registered on this Form S-8 were issued between March 1, 2004 and May 31, 2004.

During the period from March 9, 2004 through May 25, 2004, the Company issued an aggregate 33,208,204shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Companys common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $255,490 for the differential between the fair value of these securities sold and the contractual exchange price.

During the period from June 7, 2004 through August 27, 2004, the Company issued an aggregate 68,045,158 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Companys common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $142,397 for the differential between the fair value of these securities sold and the contractual exchange price.

On August 2, 2004, the Company executed an agreement between Gerard Haryman, the Companys controlling shareholder and executive officer for the partial repayment of still outstanding direct and indirect loans in excess of $2,000,000 made by Gerard Haryman to the Company. The Company issued 301,507,538 shares of restricted, unregistered common stock, with an agreed-upon value of $600,000. As the agreed-upon value of these shares was below the closing quoted price of the Companys common stock on the transaction date, the recognized a cumulative non-cash charge of approximately $425,126 for the differential between the fair value of these securities and the agreed-upon value.


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

The following table presents warrant activity through August 31, 2004:

                                                              Weighted
                                                              Average
                                                Number of     Exercise
                                                 Shares        Price
                                               -----------    --------
   Balance at May 31, 2004                       1,100,000     $ 0.03
   Issued                                             -        $ 0.03
                                                 ---------
   Balance at August 31, 2004                    1,100,000
                                                 =========

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


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

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

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

As  of  August  31, 2004, no options under the 2004 Stock  Option
Plan have been granted.






       (Remainder of this page left blank intentionally)

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE S - Stock Options - Continued

The following tables summarize all common stock options granted through May 31, 2004:

                                                          Weighted average
                                                          price per share
                                                          ----------------
  Options outstanding at June 1, 2001                 -               -
   Issued                                     4,280,277          $ 0.05
   Exercised                                 (4,280,277)         $ 0.05
   Expired/Terminated                                 -               -
                                            -----------

  Options outstanding at May 31, 2002                 -               -
   Issued                                             -               -
   Exercised                                          -               -
   Expired/Terminated                                 -               -
                                            -----------

  Options outstanding at May 31, 2003                 -               -
   Issued                                             -               -
   Exercised                                          -               -
   Expired/Terminated                                 -               -
                                            -----------

  Options outstanding at May 31, 2004                 -               -
   Issued                                             -               -
   Exercised                                          -               -
   Expired/Terminated                                 -               -
                                            -----------

  Options outstanding at August 31, 2004              -               -
                                            ===========


                            Options     Options     Options      Options       Exercise price range
                            granted    exercised   terminated   outstanding   per outstanding option
                           ---------   ---------   ----------   -----------   ----------------------
2002  employees            3,067,777   3,067,777       -              -         $0.04 - $0.09
2002  officers             1,212,500   1,212,500       -              -             $0.07
                           ---------   ---------    ---------   -----------
  Totals                   4,280,277   4,280,277       -              -
                           =========   =========    =========   ===========


As of August 31, 2004, there are no granted and outstanding options. Additionally, all granted options were concurrently and simultaneously exercised by the respective employee or officer.

The weighted-average fair value of options covering approximately 1,227,868 shares of common stock granted during the year ended May 31, 2002 for which the exercise price was greater than the market price on the grant date was $0.06 and the weighted-average exercise price was $0.07.

The weighted-average fair value of options covering approximately 2,442,192 shares of common stock granted during the year ended May 31, 2002 for which the exercise price was less than the market price on the grant date was $0.07 and the weighted-average exercise price was $0.04. The Company recognized a cumulative non-cash charge to operations for the differential between fair value and the exercise price of approximately $72,242 on these transactions.

The Company issued options covering approximately 610,217 shares of common stock during the year ended May 31, 2002 where the weighted-average fair value was equal to the market price on the grant date. In these situations, the weighted-average fair value of the options and the weighted-average exercise price was $0.06.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

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


NOTE T - Commitments and Contingencies

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Companys President and Chief Executive Officer. The lease was renegotiated in June 2003 and provides for annual rentals of approximately $18,000. Rent expense for the three months ended August 31, 2004 and 2003 was $4,500 and $4,500, respectively.

The Companys operating subsidiary, Epicus, entered into sublease agreement for office space in Lake Mary, Florida. The lease expired September 24, 2004 and requires monthly rental payments of approximately $11,500 per month for the first 12 months of the sublease term and $11,845 for the remainder of the term. This obligation expired with no further obligation on the part of Epicus.

Epicus executed a long-term operating lease agreement for office space in Lake Mary, Florida to house its operations and administrative functions. The lease commenced on September 20, 2004 and expires on March 19, 2010. The lease requires initial minimum monthly payments of approximately $20,800 per month, plus the applicable state sales taxes. The monthly rental rate increases by 3.0% in each successive twelve-month period. Additionally, the Company is responsible for its proportional share of increases in operating expenses (as defined) over the base calendar year as defined in the Lease Agreement.

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                          Year ended
                                            May 31,     Amount
                                          ----------  ----------

                                             2005     $  187,224
                                             2006        255,249
                                             2007        262,906
                                             2008        270,793
                                             2009        278,917
                                             2010        239,053
                                                      ----------
                                             Total    $1,494,142
                                                      ==========



       (Remainder of this page left blank intentionally)

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

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

Post-Bankruptcy matters
-----------------------

On March 11, 2004, in the U.S. Bankruptcy Court, Southern District of Florida, Judge Arthur Briskin ruled in favor of the Internal Revenue Service (IRS) allowing the IRS to amend their claim of past due excise taxes to a total of $2,849,469.98. This motion was made by the IRS in October of 1997 during the bankruptcy hearings of Epicus, Inc.'s predecessor, The Telephone Company of Central Florida (TCCF). Epicus Communications Group, Inc.'s original Plan of Reorganization was approved and accepted by Judge Briskin on July 9, 1999. In the approved Plan of Reorganization, Epicus Communications Group agreed to pay a maximum of $300,000 in past due excise taxes. Management is of the opinion that there would have never been an agreement to a debt of this size in the Plan of Reorganization for TCCF. Management is examining is legal options in this matter and a course of action has yet to be decided. Due to the unusual nature of this event and the uncertainty of the ultimate outcome related hereto, Management has not accrued any provision for this contingency in the accompanying financial statements.

Item 2  -  Managements Discussion and Analysis of Financial
           Condition and Results of Operations

(11) Caution Regarding Forward-Looking Information

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

(2)  Results of Operations, Liquidity and Capital Resources

Bankruptcy Filing

On October 25, 2004 (Petition Date), Epicus Communications Group, Inc. (Company) and its wholly-owned subsidiary, Epicus, Inc., (collectively, Debtors) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida (Bankruptcy Court) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Bankruptcy Code). These actions have been assigned case numbers 04-34915, 04-34916, respectively (collectively, Cases).

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction and orders of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. These claims are reflected in the accompanying August 31, 2004 balance sheet as Liabilities Subject to Compromise. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors assets (secured claims) are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors property, plant and equipment.

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the "Notes") it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes due May 28, 2006. As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Additionally, due to the uncertainty of the ultimate settlement and/or outcome of the Bankruptcy action, the Debtors continue to accrue the contractual interest charge on all outstanding note agreements.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages.

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

Due to the nature of Epicus customer base and other general economic conditions, Epicus recognized a charge to operations of approximately $2,873,172 for quantified bad debt exposures within its trade accounts receivable portfolio for the quarter ended August 31, 2004. In reaching the estimate for bad debts in the trade accounts receivable portfolio, management evaluated the response to both its in-house and outsourced collection efforts on delinquent and disconnected customers.

The Companys operating subsidiary, Epicus, has experienced strong acceptance of the Let Freedom Ring service package to consumers. The following table reflects the quarterly revenues of the consolidated entity, principally all from Epicus, since the first quarter of Fiscal 2003:

  Quarter ended August 31, 2002               $1,686,900
  Quarter ended November 30, 2002             $2,547,800
  Quarter ended February 28, 2003             $3,210,500
  Quarter ended May 31, 2003                  $2,954,300
  Quarter ended August 31, 2003               $5,180,600
  Quarter ended November 30, 2003             $5,852,800
  Quarter ended February 29, 2004             $6,906,208
  Quarter ended May 31, 2004                  $7,250,972
  Quarter ended August 31, 2004               $6,060,810

During the quarter ended August 31, 2004, management, utilizing the tools available under the respective tariffs within the Companys geographic operating boundaries, began to more stringently evaluate the creditworthiness of prospective customers and terminate relationships with customers that were less than responsible in fulfilling their payment obligations.
These two actions combined for the deterioration in reported revenues during this quarter. Management is of the opinion that telecommunication revenues should remain stable in the $2 million per month average in the foreseeable future. Further, within the limitations imposed by the Companys operating tariffs, management is evaluating the availability of rate increases as soon as practicable.

As practicable, the Company, during future periods, as circumstances and situations warrant, will continue to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to continue its strategic acquisition activities to promote the products and the growth of Epicus as its primary subsidiary.

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

For the three month period ended August 31, 2004, the Company reported revenues of approximately $6,061,000 with a gross profit of approximately $1,885,000 as compared to revenues of approximately $5,181,111 with a gross profit of approximately $1,642,000 for the three month period ended August 31, 2003. These revenues were solely derived from telecommunication service sales generated by Epicus Group's operating subsidiary, Epicus, Inc

The Company incurred selling, marketing, general and administrative expenses of approximately $1,639,000 and 1,638,000 for the three month periods ended August 31, 2004 and 2003, respectively. With the October 2004 bankruptcy filing, management anticipates being able to restructure certain agreements with independent sales agents to lower or revise various commission payment structures. General and administrative expenses declined to approximately $958,000 for the three months ended August 31, 2004 as compared to approximately $1,207,000 for the three months ended August 31, 2003. Management is attempting to determine the most efficient level of operating expenses to properly service its customer base as a part of the bankruptcy reorganization.


The Company experienced a net loss of approximately $(3,443,000) and $(211,000) for the three month periods ended August 31, 2004 and 2003. A significant component of the net loss for the three months ended August 31, 2004 was the recognition of approximately $2,873,000 for amounts in the trade accounts receivable portfolio due to ineffective efforts by outsourced collection agencies and approximately $710,000 in non-cash charges to operations for compensation expense related to the difference between the value assigned to transactions involving the issuance of the Companys restricted, unregistered common stock and the fair value of the underlying securities on the individual transaction dates.

We continue to use our in-house computerized billing and provisioning system as well as independent agent sales which work on a purely commission basis. Our "in house" sales staff has also been greatly reduced as more emphasis is placed on developing our independent agent sales network and outsourced telemarketing.

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

In Fiscal 2000, under the Bankruptcy "Plan of Reorganization", we purchased and acquired 100% of the common stock of Epicus, Inc., and as the "Reorganized Debtor" we operate Epicus, Inc's. business. In addition to the payment of $570,000 ten days after the Plan of Reorganization was approved by the Court; a "Creditors Trust" was established for all "Allowed Unsecured Claims in excess of $1,000, into which we paid an initial deposit of $100,000 and are to continue to make semi-annual deposits of $100,000 each to a maximum of $500,000. In July of 2001 an agreement was made with the Creditors Committee to reduce the semi-annual payment to $50,000, on which the company is currently in arrears. There remains a balance due to the Creditors Trust of $350,000. For "Priority Claims" we agreed to pay a maximum of $300,000 over a 6 year period plus 8% simple interest with an initial deposit of $25,000. There is no structured payment amount scheduled for the priority claims. There is a balance remaining for Priority Claims of $275,000 plus accumulated accrued interest of 8%. The total balance due on the purchase of EPICUS is $625,000 plus applicable interest.

Liquidity and Capital Resources

As of August 31, 2004, Epicus Group had approximately $117,000 in available cash on hand as compared to approximately $922,000 at May 31, 2004. To assist us in our cash flow requirements, we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

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

Previously, the Company has funded its capital requirements for operating cash flow, by loans against its accounts receivable, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During each of the years ended May 31, 2004 and 2003, the Company has been and is continuing to attempt to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth.

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

Competition

We have many competitors ranging from the very large like McLeod Communications of with over 500,000 lines and ICG Communications with over 700,000 lines to the very small who have less than 10,000 lines. hose companies, both large and small, offer similar services as we and our subsidiaries offer. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

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

Risks related to our business

Our auditors have expressed doubt about our ability to continue as a going concern.
---------------------------------------------------------------

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

These conditions, coupled with our October 2004 filing for protection under Chapter 11 of the U. S. Bankruptcy Code, raise substantial doubt about our ability continue as a going concern. We have a history of operating losses and may continue to incur operating losses. We will most likely require additional financing and, if we are unable to raise such funds, our operations may be adversely affected.

At August 31, 2004, we had current assets of approximately $3,362,000 and total assets of approximately $4,415,000. These amounts are contrasted by total liabilities of approximately $15,624,000. This condition was a critical element in managements decision to seek reorganization protection under Chapter 11 of the U. S. Bankruptcy Code.

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

As of August 31, 2004 and 2003, respectively, the Company has issued and outstanding approximately $1,118,483 and $1,184,928 in 12.0% convertible debentures (Debentures). Interest on these debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such Debentures are outstanding and on each Conversion Date, whichever occurs earlier. Interest may be paid, at the Companys option, in either cash or restricted, unregistered common stock. The Debentures must be prepaid if an event of default occurs under the Debentures and at the Company's option may be prepaid within thirty days of the original issue date of the Debentures. Management is of the opinion that the Company has sufficient authorized common shares to cover the conversions. In the event that the Company does not have adequate authorized and unissued shares of common stock to effect the maximum shares needed to effect the conversion, the Company may need to seek shareholder consent to increase our amount of authorized shares. If we do not have enough authorized shares to cover the conversions and are unable to obtain shareholder approval to increase our authorized shares, such failure would be considered a breach of certain relevant provisions and representations and warranties under the Debenture documents and could result in the acceleration of all amounts due under the Debentures.

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

In conjunction with the issuance of the convertible debentures, the debentures were issued with an equivalent per share value of common stock below the ending quoted market price of the Companys common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $300,000. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the maturity date of the underlying debentures. Approximately $141,177 was amortized to operations during the year ended May 31, 2003.

Debenture #2
------------

On May 28, 2004, the Company completed the private placement of an aggregate of (a) $1,100,000 in 8% secured convertible notes and (b) warrants to purchase 1,100,000 shares of our common stock to 4 accredited investors. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the purchasers named therein (the "Securities Purchase Agreement").

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

In June 2002, AT&T Corporation filed a lawsuit against Epicus Group in the amount of $480,796 alleging non-payment of charges. Epicus Group has consistently denied responsibility for the charges and negotiations have been ongoing in an attempt to resolve this dispute. The matter has gone to mediation and a verbal agreement for a settlement in the amount of $120,000 has been reached.
During the quarter ended August 31, 2004, and subsequent thereto, there has been no significant change in any of the above listed litigation, except as noted.

Post-Bankruptcy matters
-----------------------

On March 11, 2004, in the U.S. Bankruptcy Court, Southern District of Florida, Judge Arthur Briskin ruled in favor of the Internal Revenue Service (IRS) allowing the IRS to amend their claim of past due excise taxes to a total of $2,849,469.98. This motion was made by the IRS in October of 1997 during the bankruptcy hearings of Epicus, Inc.'s predecessor, The Telephone Company of Central Florida (TCCF). Epicus Communications Group, Inc.'s original Plan of Reorganization was approved and accepted by Judge Briskin on July 9, 1999. In the approved Plan of Reorganization, Epicus Communications Group agreed to pay a maximum of $300,000 in past due excise taxes. Management is of the opinion that there would have never been an agreement to a debt of this size in the Plan of Reorganization for TCCF. Management is examining is legal options in this matter and a course of action has yet to be decided. Due to the unusual nature of this event and the uncertainty of the ultimate outcome related hereto, Management has not accrued any provision for this contingency in the accompanying financial statements.

Item 2 - Unregistered Sales of Equity Securities and Use of
         Proceeds

During the period from June 7, 2004 through August 27, 2004, the Company issued an aggregate 68,045,158 shares of common stock to the respective Debenture Holders; AJW Partners, LLC, New Millennium Partners, LLC, and/or their affiliates, as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms.

In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Companys common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $142,397 for the differential between the fair value of these securities sold and the contractual exchange price.

On August 2, 2004, the Company executed an agreement between Gerard Haryman, the Companys controlling shareholder and executive officer for the partial repayment of still outstanding direct and indirect loans in excess of $2,000,000 made by Gerard Haryman to the Company. The Company issued 301,507,538 shares of restricted, unregistered common stock, with an agreed-upon value of $600,000. As the agreed-upon value of these shares was below the closing quoted price of the Companys common stock on the transaction date, the recognized a cumulative non-cash charge of approximately $425,126 for the differential between the fair value of these securities and the agreed-upon value. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Item 3 - Defaults on Senior Securities

 None

Item 4 - Submission of Matters to a Vote of Security Holders

 None

Item 5 - Other Information

On October 25, 2004 (Petition Date), Epicus Communications Group, Inc. (Company) and its wholly-owned subsidiary, Epicus, Inc., (collectively, Debtors) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida (Bankruptcy Court) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Bankruptcy Code). These actions have been assigned case numbers 04-34915, 04-34916, respectively (collectively, Cases).

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction and orders of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. These claims are reflected in the accompanying August 31, 2004 balance sheet as Liabilities Subject to Compromise. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors assets (secured claims) are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors property, plant and equipment.

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the "Notes") it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes due May 28, 2006. As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Additionally, due to the uncertainty of the ultimate settlement and/or outcome of the Bankruptcy action, the Debtors continue to accrue the contractual interest charge on all outstanding note agreements.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages.


Item 6 - Exhibits

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

                             Epicus Communications Group, Inc.

Dated: November 12, 2004     /s/ Gerard Haryman
                             ------------------------------------
                                                   Gerard Haryman
                               President, Chief Executive Officer
                             Chief Financial Officer and Director