Form 10QSB
period 2004-11-30
EPICUS COMMUNICATIONS GROUP INC
filed 2005-01-28
CIK 800401

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          Form 10-QSB
___________________________________________________________________________

(Mark one)
  X        Quarterly Report Under Section 13 or 15(d) of the
 ---       Securities Exchange Act of 1934

           For the quarterly period ended November 30, 2004

 --- Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _________ to _________

___________________________________________________________________________

                   Commission File Number: 000-17058
                                           ---------

                   Epicus Communications Group, Inc.
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

___________________________________________________________________________

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
January 27, 2005: 653,139,105
-----------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                               ---    ---

                Epicus Communications Group, Inc.

      Form 10-QSB for the Quarter ended November 30, 2004

                       Table of Contents


                                                                         Page
Part I - Financial Information

 Item 1  Financial Statements                                              3

 Item 2  Management's Discussion and Analysis or Plan of Operation        26

 Item 3  Controls and Procedures                                          30


Part II - Other Information

 Item 1  Legal Proceedings                                                31

 Item 2  Unregistered Sales of Equity Securities and Use of Proceeds      31

 Item 3  Defaults Upon Senior Securities                                  31

 Item 4  Submission of Matters to a Vote of Security Holders              31

 Item 5  Other Information                                                31

 Item 6  Exhibits                                                         31


Signatures                                                                31

Part I
Item 1 - Financial Statements

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)
                  Consolidated Balance Sheets
                   November 30, 2004 and 2003

                          (Unaudited)


                                                                   November 30,    November 30,
                                                                      2004            2003
                                         ASSETS                    ------------    ------------
                                         ------

Current Assets
 Cash on hand and in bank                                          $    330,633    $     77,306
 Accounts receivable - Trade, net of allowance for doubtful
  accounts of approximately $500,000 and $1,500,000, respectively     2,149,610       5,120,817
 Advances due from officer                                                    -          15,000
 Prepaid expenses                                                       390,334               -
                                                                   ------------    ------------

  Total current assets                                                2,870,577       5,213,123
                                                                   ------------    ------------


Property and equipment - at cost                                        682,961         588,236
 less accumulated depreciation                                         (465,126)       (345,002)
                                                                   ------------    ------------

  Net property and equipment                                            217,835         243,234
                                                                   ------------    ------------


Other Assets
 Deposits and other                                                     526,976         288,339
 Restricted cash                                                              -         202,881
 Trademark and corporate name development costs                          23,524          23,524
                                                                   ------------    ------------

   Total other assets                                                   550,500         514,744
                                                                   ------------    ------------

TOTAL ASSETS                                                       $  3,638,912    $  5,971,101
                                                                   ============    ============

                         - Continued -



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these consolidated financial statements.
                                                                          3

       Epicus Communications Group Inc. and Subsidiaries
                     (Debtor-in-Possession)
            Consolidated Balance Sheets - Continued
                   November 30, 2004 and 2003

                          (Unaudited)

                                                            November 30,    November 30,
                                                               2004            2003
                                                            ------------    ------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise
 Current Liabilities
  Deferred customer revenue                                 $     988,991   $           -
  Accounts payable - trade                                         91,000               -
  Accrued taxes payable and other liabilities                     238,294               -
  Accrued rent to officer/shareholder                               1,500               -
  Accrued officers compensation                                    29,333               -
                                                             ------------    ------------

  Total liabilities not subject to compromise                   1,349,218               -

Liabilities subject to compromise                              17,541,873      14,996,361
                                                             ------------    ------------

  Total Liabilities                                            18,891,091      14,996,361
                                                             ------------    ------------

Commitments and contingencies


Stockholders' (Deficit)
 Preferred stock - $0.001 par value
  5,000 shares authorized
  None issued and outstanding                                           -               -
 Common stock - $0.001 par value.
  800,000,000 shares authorized.
  653,139,105 and 138,276,473 shares
   issued and outstanding, respectively                           653,139         138,277
 Additional paid-in capital                                    18,071,663      14,889,950
 Accumulated deficit                                          (33,781,619)    (24,053,487)
                                                             ------------    ------------

  Total stockholders' (deficit)                               (15,252,179)     (9,025,260)
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   3,638,912   $   5,971,101
                                                            =============   =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these consolidated financial statements.
                                                                          4

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)
   Consolidated Statements of Operations and Comprehensive Loss
      Six and Three months ended November 30, 2004 and 2003

                          (Unaudited)


                                          Six months     Six months       Three months   Three months
                                            ended          ended            ended          ended
                                          November 30,   November 30,     November 30,   November 30,
                                             2004           2003             2004           2003
                                          -----------   ------------     ------------    ------------

Revenues - net                            $ 9,653,528   $ 11,033,363     $  3,592,718    $  2,547,832
Cost of Sales                              (8,266,403)    (7,502,867)      (4,090,757)     (1,107,137)
                                          -----------   ------------     ------------    ------------

Gross Profit                                1,387,125      3,530,496         (498,039)      1,440,695
                                          -----------   ------------     ------------    ------------

Operating Expenses
 Selling and marketing expenses             1,251,359        948,347          570,213         343,567
 General and administrative expenses        2,299,638      2,439,390        1,341,832         590,860
 Bad debt expense                           4,176,963        750,000        1,303,791         100,000
 Depreciation and amortization                 57,766         53,963           29,287          34,663
 Compensation expense related to
  common stock issuances at
  less than "fair value"                      751,614         51,473           41,695               -
                                          -----------   ------------     ------------    ------------
  Total operating expenses                  8,537,340      4,243,173        3,286,818       1,069,090
                                          -----------   ------------     ------------    ------------

Income (Loss) from operations              (7,150,215)      (712,677)      (3,784,857)       (595,358)

Other income
 Interest and other income (expense) - net     14,612          1,597           14,602             534
 Interest expense                            (178,718)      (183,486)        (101,058)        (88,582)
 Loss on disposition of fixed assets                -        (28,185)               -         (28,185)
                                          -----------   ------------     ------------    ------------
Earnings before reorganization items
 and income tax benefit                    (7,314,321)      (922,751)      (3,871,313)       (711,591)

Reorganization items
 Professional fees                            (50,000)             -          (50,000)              -
                                          -----------   ------------     ------------    ------------

Loss before income tax benefit             (7,364,321)      (922,751)      (3,921,313)       (711,591)

Provision for income tax benefit                    -              -                -               -
                                          -----------   ------------     ------------    ------------

Net (Loss)                                 (7,364,321)      (922,751)     (3,9 21,313)       (711,591)

Other comprehensive income                          -              -                -               -
                                          -----------   ------------     ------------    ------------

Comprehensive Loss                        $(7,364,321)  $   (922,751)    $ (3,921,313)   $   (711,591)
                                           ==========    ===========      ===========     ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted         $(0.01)           nil           $(0.01)            nil
                                                =====            ===            =====             ===

Weighted-average number of shares
 of common stock outstanding              516,790,473     75,411,783      646,653,521      76,328,926
                                           ==========    ===========      ===========     ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these consolidated financial statements.
                                                                          5

       Epicus Communications Group, Inc. and Subsidiaries
                    (Debtor-in-Possession)
             Consolidated Statements of Cash Flows
          Six months ended November 30, 2004 and 2003

                          (Unaudited)

                                                                            Six months        Six months
                                                                               ended             ended
                                                                            November 30,      November 30,
                                                                               2004              2003
                                                                           -------------     -------------
Cash Flows from Operating Activities

 Net loss for the period                                                   $ (7,364,321)     $   (922,751)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                                                  57,766            53,963
   Loss on disposition of fixed assets                                                -            28,185
   Bad Debt Expense                                                           4,176,963           750,000
   Expenses paid with common stock                                                    -           109,600
   Compensation expense related to common stock
     issuances at less than "fair value"                                        751,614            51,473
   (Increase) Decrease in
     Accounts receivable                                                       (617,137)       (2,865,930)
     Deposits, intangible and other assets                                     (284,576)          (73,622)
   Increase (Decrease) in
     Deferred revenue                                                           988,991                 -
     Accounts payable                                                            91,000                 -
     Accrued taxes payable and other liabilities                                269,227                 -
     Liabilities subject to compromise                                          201,814         2,082,168
                                                                           -------------     -------------
Net cash used in operating activities                                        (1,728,659)         (786,914)
                                                                           -------------     -------------
Cash Flows from Investing Activities
 Increase in restricted cash                                                          -            (1,585)
 Proceeds from sale of fixed assets                                                   -             2,100
 Purchase of property and equipment                                              (9,232)          (13,403)
                                                                           -------------     -------------
Net cash used in investing activities                                            (9,232)          (12,888)
                                                                           -------------     -------------
Cash Flows from Financing Activities
 Increase (Decrease) in cash overdraft                                         (233,072)         (302,917)
 Proceeds from sale of common stock                                                   -           568,000
 Repayments of advances from affiliated entities                             (1,223,880)          (59,000)
 Cash paid to acquire convertible debt                                         (196,264)                -
 Proceeds from convertible debentures                                         2,800,000                 -
                                                                           -------------     -------------
Net cash provided by financing activities                                     1,146,784           811,917
                                                                           -------------     -------------

Increase (Decrease) in Cash                                                    (591,107)           12,115
Cash at beginning of period                                                     921,740            65,191
                                                                           -------------     -------------

Cash at end of period                                                      $    330,633      $     77,306
                                                                           =============     =============

Supplemental Disclosure of Interest and Income Taxes Paid
  Interest paid for the period                                             $    528,000      $     80,000
                                                                           =============     =============
  Income taxes paid for the period                                         $          -      $          -
Supplemental Disclosure of Non-cash Investing and Financing Activities     =============     =============

  Common stock issued for retirement of debt                               $    840,462      $     51,312
                                                                           =============     ==============
  Common stock issued for payment of accrued interest                      $          -      $     28,875
                                                                           =============     ==============




The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these consolidated financial statements.
                                                                          6

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


NOTE B - Petition for Relief Under Chapter 11 of the U. S.
Bankruptcy Code

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

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims are reflected in the accompanying August 31, 2004 balance sheet as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE B - Petition for Relief Under Chapter 11 of the U. S.
Bankruptcy Code - Continued

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the "Notes") it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes which begin to mature on May 28, 2006. As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements are stayed and creditor rights of enforcement are subject to the applicable provisions of the
Bankruptcy Code.    Additionally, despite the uncertainty of the
ultimate settlement and/or outcome of the Bankruptcy action, the Debtors have continued the accrual of the applicable contractual interest charges on all outstanding notes and/or debenture agreements for all periods through November 30, 2004.

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

These financial statements reflect the books and records of Epicus Communications Group, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the six month periods ended November 30, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducts business activities in only one distinct business segment.


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

On October 25, 2004, the Company and it's operating subsidiary, Epicus, Inc., filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Case Nos. 04-34915, 04-34916, respectively).

The Company's liquidity, in periods prior to the bankruptcy filing, was sustained through the sale of equity securities, restricted and unrestricted, domestically and in international markets and significant working capital advances have been made by members of management or by entities owned or controlled by members of management during the current and prior periods. Due to the bankruptcy filing, the availability of further liquidity from these sources is uncertain.

During the quarter ended November 30, 2004, management has taken and continues to undertake a detailed review of all customer accounts, the credit ratings and payment history of the respective customers. In accordance with the Company's various operating tariffs in the States in which the Company conducts business operations, management is raising service rates and/or discontinuing service to unprofitable customers and service areas. However, due to the Company's customer base, the Company continues to experience significant charges for bad debts which impair the related cash flows and the Company's continued existence is principally dependent upon its ability to generate sufficient cash flows from operations to support its daily operations on a timely basis as well as provide sufficient resources to satisfy the components of its proposed reorganization plan to retire pre-petition liabilities and obligations.

There is no assurance that the Company's reorganization plan will be approved, or if approved, will be successful. Further the ability to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company is uncertain.


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

4.   Intangible Assets
     -----------------

  Monies paid for development of the trade name "Epicus", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the years ended May 31, 2004 and 2003 and the six months ended November 30, 2004, no charges to operations were made for impairments in the future benefit of this trade name.

  Other intangible assets are amortized over the estimated useful life of the underlying asset using the straight-line method.

5.   Revenue Recognition
     -------------------

  Bundled telecommunications services and charges for local telephone services for business and residential customers are billed to the respective customer in advance at the initiation of each monthly billing cycle. Long distance telephone services are billed in arrears in the month following the provision of the service. Revenue for services billed in advance is recognized on a pro-rata basis over the course of the related billing cycle and revenue for long distance service billed in arrears is recognized at the respective billing date. Accordingly, the Company has recognized an unearned revenue item in the accompanying balance sheet for unearned advance billings for service.

  The cancellation or termination of service by a customer prior to the expiration of the completion of the monthly billing cycle results in a partial refund due to the customer. These reductions of revenue, if any, due to the cancellation of service by a customer, are recognized at the point of service termination and are recognized as a component of trade accounts payable until final settlement of the customer's account balance.

6.   Income Taxes
     ------------

  The Company uses the asset and liability method of accounting for income taxes. At November 30, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

  As of November 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

  At November 30, 2004 and 2003, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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


NOTE G - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2004 and 2003 and the six months ended November 30, 2004, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

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

As of November 30, 2004, the Company has approximately $375,000 in cash on deposit with BellSouth Corp. to secure future service and has assigned a collateral interest, via a UCC-1 filing, in virtually all of the Company=s assets to BellSouth Corp.


NOTE I - Advances due from Officer

In prior periods, predating Sarbanes-Oxley Act of 2002, the Company advanced approximately $15,000 to a corporate officer. This amount was non-interest bearing and was unsecured. This advance was offset to accrued, but unpaid, compensation. As of May 31, 2004, the Company had accrued approximately $826,000 in compensation due, but unpaid, to this officer.

During the quarter ended August 31, 2004, the Company and the corporate officer agreed to offset the $15,000 advance against the accrued, but unpaid, compensation.


NOTE J - Property and Equipment

Property and equipment consists of the following as of November
30, 2004 and 2003, respectively:

                                    November 30,  November 30,
                                       2004          2003       Estimated life
                                    ------------  ------------  --------------

  Computer equipment                $456,470      $397,495          5 years
  Office furniture and fixtures       81,452        45,702       7-10 years
  Software and system programming    145,039       145,039          5 years
                                     682,961       588,236
  Less accumulated depreciation     (465,126)     (345,002)
                                    --------      --------

  Net property and equipment        $217,835      $243,234
                                    ========      ========


Depreciation expense for the six month periods ended November 30, 2004 and 2003, was $57,766 and $51,473, respectively.




       (Remainder of this page left blank intentionally)

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE K - Liabilities Subject to Compromise

Liabilities subject to compromise, pursuant to the Company's bankruptcy petition, are as follows:

                                                 November 30,    November 30,
                                                    2004            2003
                                                ------------    ------------

   Accounts payable - trade                     $  5,200,758    $  4,646,590
   Convertible debentures                          4,149,416         961,372
   Accrued sales and service taxes payable         3,602,860       2,284,353
   Accrued officer compensation                    2,927,733       2,648,970
   Accrued interest payable                          776,421         987,634
   Notes payable to banks and other                  350,000       1,308,878
   Accrued payroll and payroll taxes payable         337,503         494,172
   Accrued rent payable to affiliate                 157,567         152,867
   Advances from controlling shareholder/officer      39,615       1,208,608
   Cash overdraft                                          -         302,917
                                                 -----------    ------------

     Total liabilities subject to compromise     $17,541,873    $ 14,996,361
                                                 ===========    ============



NOTE L - Accrued Officer Compensation

As of November 30, 2004 and 2003, respectively, the Company has accrued post-petition compensation of approximately $29,433 to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

Included in liabilities subject to compromise is approximately
$2,928,000 for accrued, but unpaid, officers compensation through October 31, 2004.


NOTE M - Notes Payable - Other - Subject to Compromise

Notes payable to others at November 30, 2004 and 2003 are as follows:


                                                                    November 30,   November 30,
                                                                       2004           2003
                                                                    ------------   ------------

$400,000 note payable to creditor trust fund.
 Interest at 8.0%.                                                   $350,000       $350,000

$750,000 note payable to a foreign corporation.
 Interest at 13.0%. This debt was purchased by the
 Company's controlling shareholder/officer during
 the quarter ended August 31, 2004                                          -        750,000

$97,878 note payable to an unrelated entity. Non-interest
 bearing.  This debt was purchased by the Company's
 controlling shareholder/officer during the quarter
 ended August 31, 2004                                                      -         97,878

$150,000 note payable to an individual. Principal and
 unpaid interest due upon demand. This debt was forgiven
 by the estate of the lender during the fourth quarter of Fiscal
 2004.                                                                      -        111,000
                                                                    ------------   ------------
 Total notes payable to others                                       $350,000       $1,308,878
                                                                    ============   ============

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE N - Advances from Controlling Shareholder/Officer - Subject to Compromise

The Company's controlling shareholder and executive officer and/or entities owned or controlled by the Company's controlling shareholder/officer have made cumulative cash advances to the Company to provide working capital and to directly support operations. These advances bear interest at 6.25% and are unsecured and are due upon demand.

Additionally, during the quarter ended August 31, 2004, the controlling shareholder/officer purchased and assumed ownership of two (2) separate debts of the Company owed to a foreign corporation and another unrelated entity, respectively, in the amount of approximately $750,000 and $97,878.

At November 30, 2004 and 2003, the Company was indebted to the controlling shareholder/officer in the amounts of approximately $40,000 and $1,208,000, respectively, and cumulative accrued interest on these debts of approximately $442,000 and $146,000at November 30, 2004 and 2003, respectively. These balances are included in the "Liabilities subject to compromise" caption on the accompanying balance sheet.


NOTE O - Convertible Debentures - Subject to Compromise

As of November 30, 2004 and 2003, the Company has outstanding aggregate balances on convertible debentures of approximately
$4,149,416 and $961,372.

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

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE O - Convertible Debentures - Subject to Compromise - Continued

Debenture #1 - continued
------------

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





       (Remainder of this page left blank intentionally)

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE O - Convertible Debentures - Subject to Compromise - Continued

Debenture #1 - Continued
------------

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

Debenture #2
------------

On May 28, 2004, July 22, 2004 and September 27, 2004, the Company completed separate private placements of an aggregate of
(a) $1,100,000 in 8% secured convertible notes and (b) warrants to purchase 1,100,000 shares of our common stock each to 4 accredited investors. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the purchasers named therein (the "Securities Purchase Agreement").

The secured convertible notes mature on the second anniversary date of each respective closing and are convertible into shares of our common stock, at the option of the holder at any time and from time to time after the date when the debentures where issued, at a conversion price equal to the lower of (i) $0.10 per share and (ii) 60% of the average of the lowest three inter-day trading prices of our common stock during the twenty trading days immediately preceding the date of conversion. The warrants are exercisable, at $0.03 per share, until the fifth (5th) anniversary date of the issuance of the warrants.

Interest on the notes are payable, quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2004. The warrants and debentures contain customary anti-dilution protections. In addition, on May 28, 2004, we have also agreed to sell additional Notes to the original purchasers in the aggregate principal amount of $2,200,000 and additional Warrants to purchase an aggregate of 2,200,000 shares of our common stock for an aggregate purchase price of $2,200,000. As noted above, these additional notes were sold on July 22, 2004 and September 27, 2004 in segments of $1,100,000 each.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE O - Convertible Debentures - Subject to Compromise - Continued

Debenture #2 - continued
------------------------

The terms of these additional Notes and the additional Warrants shall be identical to the terms of the Notes and Warrants that are currently outstanding. The Securities Purchase Agreement contains various representations, warranties and covenants of the parties customary for a transaction of this type. We have agreed to indemnify the purchasers against various liabilities. We entered into a Registration Rights Agreement with each purchaser, and have agreed to file a Registration Statement with the SEC under the Securities Act, covering the resale of (i) the shares of common stock underlying the currently issued warrants; (ii) the shares of common stock underlying the notes currently outstanding in the amount of $3,300,000; (iii) the shares of common stock underlying the warrants to be issued; and (iv) any shares of common stock issued or issuable upon a stock split, dividend or other distribution, recapitalization or similar event for an offering to be made on a continuous basis pursuant to Rule 415.

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

As of November 30, 2004, and subsequent thereto, the Company has not successfully completed the filing of the mandated
Registration Statement and had said filing deemed effective by the U. S. Securities and Exchange Commission.


NOTE P - Income Taxes

The components of income tax (benefit) expense for the six month periods ended November 30, 2004 and 2003, respectively, are as follows:

                                         November 30, November 30,
                                             2004         2003
                                         -----------  -----------

   Federal:

     Current                             $     -      $     -
     Deferred                                  -            -
                                         -------      -------
                                               -            -
                                         -------      -------
   State:
     Current                                   -            -
     Deferred                                  -            -
                                         -------      -------
                                               -            -
                                         -------      -------
     Total                               $     -      $     -
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

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE P - Income Taxes - Continued

The Company's income tax expense for each of the six month periods ended November 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                       November 30,   November 30,
                                                          2004           2003
                                                       ------------   ------------

Statutory rate applied to loss before income taxes     $(2,504,000)     $(314,000)

Increase (decrease) in income taxes resulting from:
  State income taxes                                             -              -
  Other, including reserve for deferred tax asset        2,504,000        314,000
                                                       -----------      ---------

     Income tax expense                                $         -      $       -
                                                       ===========      =========

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 30, 2004 and 2003, respectively:

                                         November 30,    November 30,
                                            2004            2003
                                         ------------    ------------

   Deferred tax assets
     Net operating loss carryforwards    $7,151,000      $4,380,000
     Less valuation allowance            (7,151,000)     (4,380,000)
                                         -----------     -----------

   Net Deferred Tax Asset                $        -      $        -
                                         ===========     ===========

During each of the six month periods ended November 30, 2004 and 2003, respectively, the valuation allowance (decreased) increased by approximately $2,426,000 and $68,000.


NOTE Q - Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at May 31, 2004 and 2003 or through November 30, 2004, respectively.

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


NOTE R - Common Stock Transactions

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

On February 27, 2004, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-8 to register an aggregate 50,500,000 shares of common stock to be used as follows:
 1.20,000,000 shares of the Company's Common Stock that may be issued pursuant to its 2004 Stock Option Plan. Also registered hereunder are such additional shares of Common Stock, presently indeterminable, as may be necessary to satisfy the anti-dilution provisions of the Plan to which this Registration Statement relates in accordance with Rule 416 under the Securities Act of 1933, as amended (the "Securities Act");
 2.9,000,000 shares of the Company's Common Stock to be issued to Marc Sporn as compensation for consulting services performed by Mr. Sporn under contract with Eastern Consulting Corp;
 3.3,500,000 shares of the Company's Common Stock to be issued to Jeffrey A. Rinde as compensation for legal services rendered by Mr. Rinde under a retainer agreement with Bondy & Schloss LLP, the Company's new principal securities counsel; and

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE R - Common Stock Transactions - Continued

 4.18,000,000 shares of the Company's Common Stock to be issued to Manny Shulman as compensation for consulting services rendered by Mr. Shulman.

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

During the period from June 7, 2004 through August 27, 2004, the Company issued an aggregate 68,045,158 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $142,397 for the differential between the "fair value" of these securities sold and the contractual exchange price.

On August 2, 2004, the Company executed an agreement between Gerard Haryman, the Company's controlling shareholder and executive officer for the partial repayment of still outstanding direct and indirect loans in excess of $2,000,000 made by Gerard Haryman to the Company. The Company issued 301,507,538 shares of restricted, unregistered common stock, with an agreed-upon value of $600,000. As the agreed-upon value of these shares was below the closing quoted price of the Company's common stock on the transaction date, the recognized a cumulative non-cash charge of approximately $425,126 for the differential between the "fair value" of these securities and the agreed-upon value.

During the period from September 10, 2004 through October 18, 2004, the Company issued an aggregate 25,527,754 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $31,484 for the differential between the "fair value" of these securities sold and the contractual exchange price.


NOTE S - Stock Warrants

On September 28, 2001, in conjunction with the sale of an aggregate of $700,000 of 12% convertible debentures, the Company issued the right to receive warrants to purchase an aggregate 3,500,000 shares of common stock at a price to be determined at the time of the warrant(s) issue. As of May 31, 2004, and subsequent thereto, the Company has not issued any warrants related to this issue.

In conjunction with the sale of an aggregate of $3,300,000 in 8% secured convertible notes, the Company issued warrants to purchase 3,300,000 shares of our common stock to 4 accredited investors. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the purchasers named therein (the "Securities Purchase Agreement"). The warrants are exercisable, at $0.03 per share, through the 5th anniversary date of the issuance of each respective warrant.

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE S - Stock Warrants - Continued

The following table presents warrant activity through November 30, 2004:

                                                       Weighted
                                                       Average
                                        Number of      Exercise
                                           Shares        Price
                                        ---------     ---------

   Balance at May 31, 2004              1,100,000       $0.03
   Issued                               2,200,000       $0.03
                                        ---------
   Balance at November 30, 2004         3,300,000       $0.03
                                        =========


NOTE T - Stock Options

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

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE T - Stock Options - Continued

2004 Stock Option Plan - continued
----------------------------------

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

As of November 30, 2004, no options under the 2004 Stock Option
Plan have been granted.



       (Remainder of this page left blank intentionally)

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE T - Stock Options - Continued

The following tables summarize all common stock options granted through November 30, 2004:

                                                            Weighted average
                                                             price per share
                                                             ---------------

  Options outstanding at June 1, 2001                -               -
   Issued                                    4,280,277             $0.05
   Exercised                                (4,280,277)            $0.05
   Expired/Terminated                                -               -
                                            ----------
  Options outstanding at May 31, 2002                -               -
   Issued                                            -               -
   Exercised                                         -               -
   Expired/Terminated                                -               -
                                            ----------

  Options outstanding at May 31, 2003                -               -
   Issued                                            -               -
   Exercised                                         -               -
   Expired/Terminated                                -               -
                                            ----------

  Options outstanding at May 31, 2004                -               -
   Issued                                            -               -
   Exercised                                         -               -
   Expired/Terminated                                -               -
                                            ----------

  Options outstanding at November 30, 2004           -               -
                                            ==========

                    Options     Options     Options      Options     Exercise price range
                    granted    exercised   terminated   outstanding  per outstanding option
                  ---------    ---------   ----------   -----------  ----------------------

2002 employees    3,067,777    3,067,777          -         -          $0.04 - $0.09
2002 officers     1,212,500    1,212,500          -         -                $0.07
                  ---------    ---------

  Totals          4,280,277    4,280,277          -         -
                  =========    =========

As of November 30, 2004, there are no granted and outstanding options. Additionally, all granted options were concurrently and simultaneously exercised by the respective employee or officer.

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


NOTE T - Stock Options - Continued

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


NOTE U - Commitments and Contingencies

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Company's President and Chief Executive Officer. The lease was renegotiated in June 2003 and provides for annual rentals of approximately $18,000. Rent expense for the six months ended November 30, 2004 and 2003 was $9,000 and $9,000, respectively.

The Company's operating subsidiary, Epicus, entered into sublease agreement for office space in Lake Mary, Florida. The lease expired September 24, 2004 and requires monthly rental payments of approximately $11,500 per month for the first 12 months of the sublease term and $11,845 for the remainder of the term. This obligation expired with no further obligation on the part of Epicus.

Epicus executed a long-term operating lease agreement for office space in Lake Mary, Florida to house its operations and administrative functions. The lease commenced on September 20, 2004 and expires on March 19, 2010. The lease requires initial minimum monthly payments of approximately $20,800 per month, plus the applicable state sales taxes. The monthly rental rate increases by 3.0% in each successive twelve-month period. Additionally, the Company is responsible for it's proportional share of increases in "operating expenses" (as defined) over the base calendar year as defined in the Lease Agreement.

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                          Year ended
                                            May 31,      Amount
                                          ----------    --------
                                             2005       $187,224
                                             2006        255,249
                                             2007        262,906
                                             2008        270,793
                                             2009        278,917
                                             2010        239,053
                                                       ---------

                                            Total     $1,494,142
                                                      ==========

       (Remainder of this page left blank intentionally)

       Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

     Notes to Consolidated Financial Statements - Continued


NOTE T - Commitments and Contingencies - Continued

Litigation
----------

EPICUS, Inc. (Epicus) has been involved in a dispute with one of its former carriers, Sprint Florida, regarding a default in payment for services. On August 23, 2000, Sprint filed suit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida. The Company believed that the accusation was incorrect, however after obtaining advice from legal counsel, we decided not to litigate the matter and on December 21, 2000, the carrier was awarded by that court, a default judgment against Epicus in the amount of $321,587.52. In accordance with a Judgment Payment Agreement dated February 15, 2001, Epicus agreed to pay Sprint as follows: Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 was payable on October 15, 2002. While the scheduled payment(s) have not been demanded by Sprint, as of the date of this filing, Management of the Company intends to enter negotiations to renew and/or restructure the payment agreement in order to mitigate any potentially negative effect on the Company's cash flow while satisfying this obligation. At the present time, the ultimate resolution of this matter is a component of the Company's filing for protection under Chapter 11 of the U. S. Bankruptcy Code.

A suit has been filed against Epicus in the Supreme Court of British Columbia in Vancouver, Canada by EXL Information Corporation, a Canadian corporation, in the amount of $184,761 for alleged breach of contract regarding a licensing fee for the use of their billing software. Epicus used the software for a short period of time and found that, contrary to the vendor's representations, it did not meet our specific needs and therefore stopped payment. EXL Information Corporation is seeking damages for the loss of revenue that would have been earned over the life of the agreement. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion and, at the present time, the ultimate resolution of this matter is a component of the Company's filing for protection under Chapter 11 of the U. S. Bankruptcy Code.

In June 2002, AT&T Corporation filed a lawsuit against Epicus Group in the amount of $480,796 alleging non-payment of charges. Epicus Group has consistently denied responsibility for the charges and negotiations have been ongoing in an attempt to resolve this dispute. The matter has gone to mediation and a verbal agreement for a settlement in the amount of $120,000 has been reached. At the present time, the ultimate resolution of this matter is a component of the Company's filing for protection under Chapter 11 of the U. S. Bankruptcy Code.
During the quarter ended November 30, 2004, and subsequent thereto, there has been no significant change in any of the above listed litigation, except as noted.

Other matters
-------------

On March 11, 2004, in the U.S. Bankruptcy Court, Southern District of Florida, Judge Arthur Briskin ruled in favor of the Internal Revenue Service (IRS) allowing the IRS to amend their claim of past due excise taxes to a total of $2,849,469.98. This motion was made by the IRS in October of 1997 during the bankruptcy hearings of Epicus, Inc.'s predecessor, The Telephone Company of Central Florida (TCCF). Epicus Communications Group, Inc.'s original Plan of Reorganization was approved and accepted by Judge Briskin on July 9, 1999. In the approved Plan of Reorganization, Epicus Communications Group agreed to pay a maximum of $300,000 in past due excise taxes. Management is of the opinion that there would have never been an agreement to a debt of this size in the Plan of Reorganization for TCCF. Management is examining is legal options in this matter and a course of action has yet to be decided. Due to the unusual nature of this event and the uncertainty of the ultimate outcome related hereto, Management has not accrued any provision for this contingency in the accompanying financial statements. At the present time, the ultimate resolution of this matter is a component of the Company's filing for protection under Chapter 11 of the U. S. Bankruptcy Code.

Item 2 - Management' Discussion and Analysis of Financial
         Condition and Results of Operations

(10) Caution Regarding Forward-Looking Information

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

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction and orders of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. These claims are reflected in the accompanying August 31, 2004 balance sheet as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the "Notes") it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes which begin to mature on May 28, 2006. As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Additionally, despite the uncertainty of the ultimate settlement and/or outcome of the Bankruptcy action, the Debtors have continued the accrual of the applicable contractual interest charges on all outstanding notes and/or debenture agreements for all periods through November 30, 2004.

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

Due to the nature of Epicus' customer base and other general economic conditions, Epicus recognized a charges to operations of approximately $2,873,000 and approximately $959,000 for quantified bad debt exposures within it's trade accounts receivable portfolio for the respective quarters ended August 31, 2004 and November 30, 2004. In reaching the estimate for bad debts in the trade accounts receivable portfolio, management evaluated the response to both it's in-house and outsourced collection efforts on delinquent and disconnected customers. Due to the Company's status of Debtor-in-Possession, management has adopted the position of marking the net trade accounts receivable portfolio at the end of each reporting cycle to be equal to the actual cash collected during the next 30 day cycle with a corresponding charge to bad debt expense.

The Company's operating subsidiary, Epicus, has experienced strong acceptance of the "Let Freedom Ring" service package to consumers. The following table reflects the quarterly revenues of the consolidated entity, principally all from Epicus, since the first quarter of Fiscal 2003:

  Quarter ended August 31, 2002               $1,686,900
  Quarter ended November 30, 2002             $2,547,800
  Quarter ended February 28, 2003             $3,210,500
  Quarter ended May 31, 2003                  $2,954,300

  Quarter ended August 31, 2003               $5,180,600
  Quarter ended November 30, 2003             $5,852,800
  Quarter ended February 29, 2004             $6,906,208
  Quarter ended May 31, 2004                  $7,250,972

  Quarter ended August 31, 2004               $6,060,810
  Quarter ended November 30, 2004             $3,592,718

During the quarter ended August 31, 2004, management, utilizing the tools available under the respective tariffs within the Company's geographic operating boundaries, began to more stringently evaluate the creditworthiness of prospective customers and terminate relationships with customers that were less than responsible in fulfilling their payment obligations. These two actions combined for the deterioration in reported revenues during this quarter. Management is of the opinion that telecommunication revenues should remain stable in the $2 million per month average in the foreseeable future. Further, within the limitations imposed by the Company's operating tariffs, management is evaluating the availability of rate increases as soon as practicable. Further, as a result of this effort, the Company has significantly reduced the number of customers being served as of November 30, 2004. While continuing to add new customers, the Company has experienced a negative customer count trend through the date of this filing. It is anticipated that as a result of this management protocol, a stable base of profitable customers will be identified and retained.

As practicable, the Company, during future periods, as circumstances and situations warrant, may continue to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to continue its strategic acquisition activities to promote the products and the growth of Epicus as its primary subsidiary.

Results of Operations

Epicus Communications Group, Inc. (Company or Epicus Group) operates as a holding company whose interests are currently only in the telecommunications industry; however, we may become involved in any venture which management believes would be in the best interest of the Company and its shareholders. The disclosures in this quarterly report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

For the six month period ended November 30, 2004, the Company reported revenues of approximately $9,654,000 with a gross profit of approximately $1,387,000 as compared to revenues of approximately $11,033,000 with a gross profit of approximately $3,530,496 for the six month period ended November 30, 2003.
These revenues were solely derived from telecommunication service sales generated by Epicus Group's operating subsidiary, Epicus, Inc

The Company incurred selling, marketing, general and administrative expenses of approximately $1,251,000 and $948,000 for the six month periods ended November 30, 2004 and 2003, respectively. With the October 2004 bankruptcy filing, management anticipates being able to restructure certain agreements with independent sales agents to lower or revise various commission payment structures.

General and administrative expenses declined to approximately $2,300,000 for the six months ended November 30, 2004 as compared to approximately $2,439,000 for the six months ended November 30, 2003. Management is attempting to determine the most efficient level of operating expenses to properly service it's customer base as a part of the bankruptcy reorganization.

The Company experienced a net loss of approximately $(7,364,000) and $(923,000) for the six month periods ended November 30, 2004 and 2003. A significant component of the net loss for the six months ended August 31, 2004 was the recognition of bad debts totaling approximately $4,177,000 for amounts in the trade accounts receivable portfolio due to ineffective efforts by outsourced collection agencies and approximately $751,000 in non-cash charges to operations for compensation expense related to the difference between the value assigned to transactions involving the issuance of the Company's restricted, unregistered common stock and the "fair value" of the underlying securities on the individual transaction dates.

We continue to use our in-house computerized billing and provisioning system. Due to our bankruptcy filing, we have decreased our use of independent agent sales and have reestablished our "in house" sales staff. We believe that this action will allow us to better qualify the creditworthiness of our new customers.

Also continuing to contribute to our loss during the period are the expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company.

In order for us to pay our operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, we have been dependent upon the funds provided by non-interest bearing loans from our executive officers, directors and shareholders, proceeds from the sale of convertible debentures and the sale of stock in prior periods under the terms and conditions of Regulation S of the Securities Act of 1933.

We still continue to be dependent upon the willingness of our executive officers/directors and consultants to accept shares and/or defer all or partial compensation for continued services to us, which services we consider to be valuable and necessary to our continued operations.

Liquidity and Capital Resources

As of November 30, 2004, Epicus Group had approximately $331,000 in available cash on hand as compared to approximately $922,000 at May 31, 2004. To assist us in our cash flow requirements, we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

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

At November 30, 2004, we had current assets of approximately $2,871,000 and total assets of approximately $3,639,000. These amounts are contrasted by post-petition liabilities of approximately $360,000 (exclusive of deferred revenues) and pre-petition liabilities subject to compromise of approximately $17,542,000. This condition was a critical element in management's decision to seek reorganization protection under Chapter 11 of the U. S. Bankruptcy Code on October 25, 2004.

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

Convertible Debentures

Debenture #2
------------

On May 28, 2004, July 22, 2004 and September 27, 2004, the Company completed separate private placements of an aggregate of
(a) $1,100,000 in 8% secured convertible notes and (b) warrants to purchase 1,100,000 shares of our common stock each to 4 accredited investors. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the purchasers named therein (the "Securities Purchase Agreement").

The secured convertible notes mature on the second anniversary date of the respective closing and are convertible into shares of our common stock, at the option of the holder at any time and from time to time after the date when the debentures where issued, at a conversion price equal to the lower of (i) $0.10 per share and (ii) 60% of the average of the lowest three inter-day trading prices of our common stock during the twenty trading days immediately preceding the date of conversion. The warrants are exercisable, at $0.03 per share, until the fifth (5th) anniversary date of the issuance of the warrants.

Interest on the notes are payable, quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2004. The warrants and debentures contain customary anti-dilution protections. In addition, on May 28, 2004, we have also agreed to sell additional Notes to the original purchasers in the aggregate principal amount of $2,200,000 and additional Warrants to purchase an aggregate of 2,200,000 shares of our common stock for an aggregate purchase price of $2,200,000. As noted above, these additional notes were sold on July 22, 2004 and September 27, 2004 in segments of $1,100,000 each.

The terms of these additional Notes and the additional Warrants shall be identical to the terms of the Notes and Warrants that are currently outstanding. The Securities Purchase Agreement contains various representations, warranties and covenants of the parties customary for a transaction of this type. We have agreed to indemnify the purchasers against various liabilities. We entered into a Registration Rights Agreement with each purchaser, and have agreed to file a Registration Statement with the SEC under the Securities Act, covering the resale of (i) the shares of common stock underlying the currently issued warrants; (ii) the shares of common stock underlying the notes currently outstanding in the amount of $3,300,000; (iii) the shares of common stock underlying the warrants to be issued; and (iv) any shares of common stock issued or issuable upon a stock split, dividend or other distribution, recapitalization or similar event for an offering to be made on a continuous basis pursuant to Rule 415.

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

As of November 30, 2004, and subsequent thereto, the Company has not successfully completed the filing of the mandated
Registration Statement and had said filing deemed effective by the U. S. Securities and Exchange Commission.


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


Part II - Other Information

Item 1 - Legal Proceedings

 See the Notes to the Consolidated Financial Statements included in this document.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period from September 10, 2004 through October 18, 2004 the Company issued an aggregate 25,527,754 shares of common stock to the respective Debenture Holders; AJW Partners, LLC, New Millennium Partners, LLC, and/or their affiliates, as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $31,484 for the differential between the "fair value" of these securities sold and the contractual exchange price.

Item 3 - Defaults on Senior Securities

 None

Item 4 - Submission of Matters to a Vote of Security Holders

 None

Item 5 - Other Information

 None

Item 6 - Exhibits

 Exhibits
 --------

  31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
  32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
___________________________________________________________________________

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Epicus Communications Group, Inc.

Dated: January 27, 2005                  /s/ Gerard Haryman
       ----------------         ------------------------------------
                                                      Gerard Haryman
                                  President, Chief Executive Officer
                                Chief Financial Officer and Director