Form 10QSB
period 2005-02-28
EPICUS COMMUNICATIONS GROUP INC
filed 2005-05-03
CIK 800401

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          Form 10-QSB
___________________________________________________________________________

(Mark one)
 X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
---
           For the quarterly period ended February 28, 2005

       Transition Report Under Section 13 or 15(d) of the
---    Securities Exchange Act of 1934

      For the transition period from ______________ to _____________

___________________________________________________________________________

               Commission File Number: 000-17058

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
April 21, 2005: 653,139,105
---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                               ---     ---

                   Epicus Communications Group, Inc.

         Form 10-QSB for the Quarter ended February 28, 2005

                        Table of Contents


                                                                       Page
Part I - Financial Information                                         ----

 Item 1  Financial Statements                                             3

 Item 2  Management's Discussion and Analysis or Plan of Operation       26

 Item 3  Controls and Procedures                                         30


Part II - Other Information

 Item 1  Legal Proceedings                                               31

 Item 2  Unregistered Sales of Equity Securities and Use of Proceeds     31

 Item 3  Defaults Upon Senior Securities                                 31

 Item 4  Submission of Matters to a Vote of Security Holders             31

 Item 5  Other Information                                               31

 Item 6  Exhibits                                                        31


Signatures                                                               31

Part I
Item 1 - Financial Statements



        Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)
                 Consolidated Balance Sheets
            February 28, 2005 and February 29, 2004

                         (Unaudited)


                                               February 28,          February 29,
                                                   2005                  2004
                                               ------------          ------------

                              ASSETS
                              ------
Current Assets
  Cash on hand and in bank                    $     146,370          $     72,241
  Accounts receivable - Trade, net of
     allowance for doubtful accounts of
     approximately $500,000 and $1,469,681,
     respectively                                 2,075,043             6,109,049
  Advances due from officer                               -                15,000
  Prepaid expenses                                  292,690                     -
                                               ------------          ------------

        Total current assets                      2,514,103             6,196,290
                                               ------------          ------------

Property and equipment - at cost                    688,786               606,505
  less accumulated depreciation                    (494,144)             (373,886)
                                               ------------          ------------

        Net property and equipment                  194,642               232,619
                                               ------------          ------------

Other Assets
  Deposits and other                                526,976               510,839
  Trademark and corporate name development costs     23,524                23,524
                                               ------------          ------------
        Total other assets                          550,500               534,363
                                               ------------          ------------

TOTAL ASSETS                                  $   3,259,245          $  6,963,272
                                               ============           ===========


                             - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
  The accompanying notes are an integral part of these consolidated financial statements.

             Epicus Communications Group Inc. and Subsidiaries
                         (Debtor-in-Possession)
                Consolidated Balance Sheets - Continued
                February 28, 2005 and February 29, 2004

                              (Unaudited)


                                                     February 28,          February 29,
                                                        2005                  2004
                                                     ------------          ------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise
  Current Liabilities
  Deferred customer revenue                         $     974,272         $           -
  Accounts payable - trade                                 10,264                     -
  Accrued taxes payable and other liabilities             504,281                     -
  Accrued rent to officer/shareholder                       6,000                     -
  Accrued officers compensation                           117,732                     -
                                                     ------------          ------------

  Total liabilities not subject to compromise           1,612,549                     -

Liabilities subject to compromise                      17,564,043            15,482,588
                                                     ------------          ------------

        Total Liabilities                              19,176,592            15,482,588
                                                     ------------          ------------


Commitments and contingencies


Stockholders' (Deficit)
  Preferred stock - $0.001 par value
    5,000 shares authorized
    None issued and outstanding                                 -                     -
  Common stock - $0.001 par value.
    800,000,000 shares authorized.
    653,139,105 and 203,449,951 shares
    issued and outstanding, respectively                  653,139               203,450
  Additional paid-in capital                           17,876,301            15,919,133
  Accumulated deficit                                 (34,446,787)          (24,641,899)
                                                     ------------          ------------

     Total stockholders' (deficit)                    (15,917,347)           (8,519,316)
                                                     ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   3,259,245         $   6,963,272
                                                     ============          ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these consilidated financial statements.

            Epicus Communications Group, Inc. and Subsidiaries
                        (Debtor-in-Possession)
       Consolidated Statements of Operations and Comprehensive Loss
        Nine months ended February 28, 2005 and February 29, 2004

                             (Unaudited)


                                                         Nine months      Nine months      Three months     Three months
                                                            ended           ended             ended            ended
                                                         February 28,     February 29,     February 28,     February 29,
                                                             2005            2004              2005            2004
                                                        -------------    -------------    -------------    -------------

Revenues - net                                          $  14,521,645    $  17,939,571    $   4,868,117    $   6,906,208
Cost of Sales                                             (12,383,635)     (12,582,642)      (4,117,232)      (5,079,775)
                                                        -------------    -------------    -------------    -------------

Gross Profit                                                2,138,010        5,356,929          750,885        1,826,433
                                                        -------------    -------------    -------------    -------------
Operating Expenses
        Selling and marketing expenses                      1,332,428        1,445,867           81,069          497,520
        General and administrative expenses                 3,235,279        3,433,252          935,641          993,862
        Bad debt expense                                    4,427,474        1,490,000          250,511          740,000
        Depreciation and amortization                          86,784           82,847           29,018           28,884
	Compensation expense related to
		common stock issuances at
                less than "fair value"                        751,614          130,727                -           79,254
                                                        -------------    -------------    -------------    -------------
                Total operating expenses                    9,833,579        6,582,693        1,296,239        2,339,520
                                                        -------------    -------------    -------------    -------------

Income (Loss) from operations                              (7,695,569)      (1,225,764)        (545,354)        (513,087)

Other income
        Interest and other income (expense) - net              14,612            1,788                -              191
        Interest expense                                     (298,532)        (259,002)        (119,814)         (75,516)
        Loss on disposition of fixed assets                         -          (28,185)               -                -

Earnings before reorganization items                    -------------    -------------    -------------    -------------
   and income tax benefit                                  (7,979,489)      (1,511,163)        (665,168)        (588,412)

Reorganization items
        Professional fees                                     (50,000)               -                -                -
                                                        -------------    -------------    -------------    -------------

Loss before income tax benefit                             (8,029,489)      (1,511,163)        (665,168)        (588,412)

Provision for income tax benefit                                    -                -                -                -
                                                        -------------    -------------    -------------    -------------

Net (Loss)                                                 (8,029,489)      (1,511,163)        (665,168)        (588,412)

Other comprehensive income                                          -                -                -                -
                                                        -------------    -------------    -------------    -------------

Comprehensive Loss                                      $  (8,029,489)   $  (1,511,163)   $    (665,168)   $    (588,412)
                                                        =============    =============    =============    =============
Net loss per weighted-average share
	of common stock outstanding, calculated
        on Net Loss - basic and fully diluted                  $(0.01)          $(0.01)           $0.00            $0.00
                                                               ======           ======            =====            =====
Weighted-average number of shares
        of common stock outstanding                       561,760,351      140,805,669      653,199,105      167,746,274
                                                        =============    =============    =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
 The accompanying notes are an integral part of these consolidated financial statements.

          Epicus Communications Group, Inc. and Subsidiaries
                       (Debtor-in-Possession)
               Consolidated Statements of Cash Flows
      Nine months ended February 28, 2005 and February 29, 2004

                            (Unaudited)


                                                            Nine months   Nine months
                                                              ended         ended
                                                            February 28,  February 29,
                                                                2005         2004
                                                            -----------   -----------

Cash Flows from Operating Activities
  Net loss for the period                                   $(8,029,489)  $(1,511,163)
  Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation                                              86,784        82,847
       Loss on disposition of fixed assets                            -        28,185
       Bad Debt Expense                                       4,427,474     1,490,000
       Expenses paid with common stock                                -       109,600
       Compensation expense related to common stock
          issuances at less than "fair value"                   751,614       130,727
       (Increase) Decrease in
          Accounts receivable                                  (793,081)   (4,594,162)
          Deposits, intangible and other assets                (186,932)     (296,122)
        Increase (Decrease) in
          Deferred revenue                                      974,272             -
          Accounts payable                                       10,264             -
          Accrued taxes payable and other liabilities           628,013             -
          Liabilities subject to compromise                     223,984     3,676,676
                                                            -----------   -----------
Net cash used in operating activities                        (1,907,097)     (883,412)
                                                            -----------   -----------
Cash Flows from Investing Activities
  Decrease in restricted cash                                         -       201,296
  Proceeds from sale of fixed assets                                  -         2,100
  Purchase of property and equipment                            (15,057)      (31,672)
                                                            -----------   -----------
Net cash used in investing activities                           (15,057)      171,724
                                                            -----------   -----------

Cash Flows from Financing Activities
  Increase (Decrease) in cash overdraft                        (233,072)      211,935
  Proceeds from sale of common stock                                  -       568,000
  Repayments of advances from affiliated entities            (1,223,880)      (61,197)
  Cash paid to acquire convertible debt                        (196,264)            -
  Proceeds from convertible debentures                        2,800,000             -
                                                            -----------   -----------
Net cash provided by financing activities                     1,146,784       718,738
                                                            -----------   -----------

Increase (Decrease) in Cash                                    (775,370)        7,050
Cash at beginning of period                                     921,740        65,191
                                                            -----------   -----------

Cash at end of period                                       $   146,370   $    72,241
                                                            ===========   ===========
Supplemental Disclosure of Interest and Income Taxes Paid
  Interest paid for the period                              $   456,531   $    80,000
                                                            ===========   ===========
  Income taxes paid for the period                          $         -   $         -
Supplemental Disclosure of Non-cash Investing               ===========   ===========
    and Financing Activities
  Common stock issued for retirement of debt                $   840,462   $ 1,176,653
                                                            ===========   ===========
  Common stock issued for payment of accrued interest       $         -   $   132,206
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

During Fiscal 2000, the Company acquired control of Telephone Company of Central Florida, Inc. (TCCF), an entity then operating under Chapter 11 of the United States Bankruptcy Court. As an integral component of TCCF's Plan of Reorganization, the Company recapitalized TCCF, effective on the effective date of TCCF's discharge from bankruptcy. On July 9, 1999, the U. S. Bankruptcy Court issued an Order of Confirmation related to TCCF's Plan of Reorganization and the Company recapitalized TCCF within ten days of the Confirmation Order. TCCF is a "competitive local exchange carrier ("CLEC") telephone company and a reseller of other telecommunications services. On January 17, 2001, the corporate name of TCCF was changed to EPICUS, Inc. (Epicus).

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

            Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)

          Notes to Consolidated Financial Statements - Continued


NOTE B - Petition for Relief Under Chapter 11 of the U. S. Bankruptcy Code - Continued

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the "Notes") it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes which begin to mature on May 28, 2006.
As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements are stayed and creditor rights of enforcement are subject to the applicable provisions of the
Bankruptcy Code.    Additionally, despite the uncertainty of the
ultimate settlement and/or outcome of the Bankruptcy action, the Debtors have continued the accrual of the applicable contractual interest charges on all outstanding notes and/or debenture agreements for all periods through February 28, 2005.

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

These financial statements reflect the books and records of Epicus Communications Group, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the respective nine month periods ended February 28, 2005 and February 29, 2004, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

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

Since the filing of the respective bankruptcy petitions and prior thereto, management undertook and continues to perform a detailed review of all customer accounts, the credit ratings and payment history of the respective customers. In accordance with the Company's various operating tariffs in the States in which the Company conducts business operations, management is raising service rates and/or discontinuing service to unprofitable customers and service areas. However, due to the Company's customer base, the Company continues to experience significant charges for bad debts which impair the related cash flows and the Company's continued existence is principally dependent upon its ability to generate sufficient cash flows from operations to support its daily operations on a timely basis as well as provide sufficient resources to satisfy the components of its proposed reorganization plan to retire pre-petition liabilities and obligations.

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

1.  Accounts receivable
    -------------------

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



4.  Intangible Assets
    -----------------

    Monies paid for development of the trade name "Epicus", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the years ended May 31, 2004 and 2003 and the nine months ended February 28, 2005, no charges to operations were made for impairments in the future benefit of this trade name.

    Other intangible assets are amortized over the estimated useful life of the underlying asset using the straight-line method.

4.  Revenue Recognition
    -------------------

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

6.  Income Taxes
    ------------

    The Company uses the asset and liability method of accounting for income taxes. At February 28, 2005 and February 29, 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

    As of February 28, 2005 and February 28, 2004, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.



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

    At February 28, 2005 and February 29, 2004, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

NOTE G - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2004 and 2003 and the nine months ended February 28, 2005, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

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

As of February 28, 2005, the Company has approximately $375,000 in cash on deposit with BellSouth Corp. to secure future service and has assigned a collateral interest, via a UCC-1 filing, in virtually all of the Company's assets to BellSouth Corp.


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


NOTE J - Property and Equipment

Property and equipment consists of the following as of February 28, 2005 and February 29, 2004, respectively:

                                    February 28,   February 29,
                                       2005           2004      Estimated life
                                    ------------   ------------ --------------

   Computer equipment               $ 462,295      $ 415,764        5 years
   Office furniture and fixtures       81,452         45,702     7-10 years
   Software and system programming    145,039        145,039        5 years
                                    ---------      ---------
                                      688,786        606,505
   Less accumulated depreciation     (494,144)      (373,886)
                                    ---------      ---------
   Net property and equipment       $ 194,642      $ 232,619
                                    =========      =========


Depreciation expense for the nine month periods ended February 28, 2005 and February 29, 2004 was $86,784 and $82,847, respectively.



(Remainder of this page left blank intentionally)

          Epicus Communications Group, Inc. and Subsidiaries
                       (Debtor-in-Possession)

        Notes to Consolidated Financial Statements - Continued


NOTE K - Liabilities Subject to Compromise

Liabilities subject to compromise, pursuant to the Company's bankruptcy petition, are as follows:


                                                  February 28,    February 29,
                                                      2005            2004
                                                  ------------    ------------

   Accounts payable - trade                       $  5,200,758    $  5,505,168
   Convertible debentures                            4,149,416         746,269
   Accrued sales and service taxes payable           3,602,860       2,829,400
   Accrued officer compensation                      2,927,733       2,737,269
   Accrued interest payable                            798,591         930,944
   Notes payable to banks and other                    350,000       1,308,878
   Accrued payroll and payroll taxes payable           337,503         510,841
   Accrued rent payable to affiliate                   157,567         163,267
   Advances from controlling shareholder/officer        39,615         538,617
     Cash overdraft                                          -         211,935
                                                  ------------    ------------
        Total liabilities subject to compromise   $ 17,564,043    $ 15,482,588
                                                  ============    ============

NOTE L - Accrued Officer Compensation

As of February 28, 2005, respectively, the Company has accrued post-petition compensation of approximately $118,000 to it's Chief
Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

Included in liabilities subject to compromise is approximately
$2,928,000 for accrued, but unpaid, officers compensation through October 31, 2004.


NOTE M - Notes Payable - Other - Subject to Compromise

Notes payable to others at February 28, 2005 and February 29, 2004, respectively, are as follows:

                                                                           February 28,       February 29,
                                                                              2005               2004
                                                                           ------------       ------------

$400,000 note payable to creditor trust fund.  Interest at 8.0%.             $350,000           $350,000

$750,000 note payable to a foreign corporation.  Interest at 13.0%.
  This debt was purchased by the Company's controlling shareholder/
    officer during the quarter ended August 31, 2004                                -            750,000

$97,878 note payable to an unrelated entity.  Non-interest
  bearing.  This debt was purchased by the Company's
  controlling shareholder/officer during the quarter
  ended August 31, 2004                                                             -             97,878

$150,000 note payable to an individual. Principal and
  unpaid interest due upon demand. This debt was forgiven
  by the estate of the lender during the fourth quarter of
  Fiscal 2004.                                                                      -            111,000
                                                                             --------         ----------

  Total notes payable to others                                              $350,000         $1,308,878
                                                                             ========          =========

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

At February 28, 2005 and February 29, 2004, the Company was indebted to the controlling shareholder/officer in the amounts of approximately $40,000 and $538,000, respectively, and cumulative accrued interest on these debts of approximately $443,000 and $146,000 at February 28, 2005 and February 29, 2004, respectively. These balances are included in the "Liabilities subject to compromise" caption on the accompanying balance sheet.


NOTE O - Convertible Debentures - Subject to Compromise

As of February 28, 2005 and February 29, 2004, the Company has outstanding aggregate balances on convertible debentures of approximately $4,149,000 and $746,000.

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

Debenture #2 - continued
------------

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

As of February 28, 2005, and subsequent thereto, the Company has not successfully completed the filing of the mandated Registration
Statement and had said filing deemed effective by the U. S. Securities and Exchange Commission.


NOTE P - Income Taxes

The components of income tax (benefit) expense for the nine month periods ended February 28, 2005 and February 29, 2004, respectively, are as follows:


                        February 28,    February 29,
                           2005            2004
                        ------------    ------------
         Federal:
           Current         $     -         $     -
           Deferred              -               -
                           -------         -------
                                 -               -
                           -------         -------
         State:
           Current               -               -
           Deferred              -               -
                                 -               -
                           -------         -------
           Total           $     -         $     -
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

          Epicus Communications Group, Inc. and Subsidiaries
                       (Debtor-in-Possession)

       Notes to Consolidated Financial Statements - Continued


NOTE P - Income Taxes - Continued

The Company's income tax expense for each of the nine month periods ended February 28, 2005 and February 29, 2004, respectively, differed from the statutory federal rate of 34 percent as follows:



                                                        February 28,    February 29,
                                                           2005            2004
                                                        ------------    ------------

Statutory rate applied to loss before income taxes      $(2,730,000)    $  (514,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                              -               -
  Other, including reserve for deferred tax asset         2,730,000         514,000
                                                        -----------     -----------

    Income tax expense                                  $         -     $         -
                                                        ===========     ===========

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 28, 2005 and February 29, 2004, respectively:



                                          February 28,    February 29,
                                             2005            2004
                                          ------------    ------------

    Deferred tax assets
      Net operating loss carryforwards    $7,151,000      $4,380,000
      Less valuation allowance            (7,151,000)     (4,380,000)
                                          ----------      ----------

    Net Deferred Tax Asset                $        -      $        -
                                          ==========      ==========

During each of the nine month periods ended February 28, 2005 and February 29, 2004, respectively, the valuation allowance (decreased) increased by approximately $2,426,000 and $68,000.


NOTE Q - Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at May 31, 2004 and 2003 and through February 28, 2005, respectively.

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

           Epicus Communications Group, Inc. and Subsidiaries
                        (Debtor-in-Possession)

         Notes to Consolidated Financial Statements - Continued


NOTE S - Stock Warrants - Continued

The following table presents warrant activity through February 28, 2005:


                                                        Weighted
                                                         Average
                                          Number of     Exercise
                                           Shares        Price
                                         ----------     ---------

          Balance at May 31, 2004         1,100,000       $0.03
          Issued                          2,200,000       $0.03
                                          ---------
          Balance at February 28, 2005    3,300,000       $0.03
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

The purchase price per Share issuable upon the exercise of an option shall be determined by the Board or the Committee at the time of grant of such option, provided, however, that such exercise price in the case of Incentive Stock Options, shall not be less than 100% of the Fair Market Value (as hereinafter defined) of such Shares at the time of grant of such option, and for Incentive Stock Options granted to a "10% Shareholder" (as defined in Section 11(b)), shall not be less than 110% of such Fair Market Value. "Fair Market Value" of a Share as of a specified date for purposes of the Plan shall mean the closing price of a Share on the principal securities exchange (including, but not limited to, the Nasdaq SmallCap Market or the Nasdaq National Market) on which such Shares are traded on the day immediately preceding the date as of which Fair Market Value is being determined, or on the next preceding date on which such Shares are traded if no Shares were traded on such immediately preceding day, or if the Shares are not traded on a securities exchange, Fair Market Value shall be deemed to be the average of the high bid and low asked prices of the Shares in the over-the- counter market on the day immediately preceding the date as of which Fair Market Value is being determined or on the next preceding date on which such high bid and low asked prices were recorded. If the Shares are not publicly traded, Fair Market Value of a Share (including, in the case of any repurchase of Shares, any distributions with respect thereto which would be repurchased with the Shares) shall be determined in good faith by the Board taking into consideration prices at which the Company has issued Shares during the preceding six months. In no case shall Fair Market Value be determined with regard to restrictions other than restrictions which, by their terms, will never lapse.

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

As of February 28, 2005, no options under the 2004 Stock Option Plan have been granted.




           (Remainder of this page left blank intentionally)

         Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)

      Notes to Consolidated Financial Statements - Continued


NOTE T - Stock Options - Continued

The following tables summarize all common stock options granted through February 28, 2005:

                                                          Weighted average
                                                           price per share
                                                          ----------------

    Options outstanding at June 1, 2001             -               -
      Issued                                4,280,277           $0.05
      Exercised                            (4,280,277)          $0.05
      Expired/Terminated                            -               -
                                           ----------

    Options outstanding at May 31, 2002             -               -
      Issued                                        -               -
      Exercised                                     -               -
      Expired/Terminated                            -               -
                                           ----------

    Options outstanding at May 31, 2003             -               -
      Issued                                        -               -
      Exercised                                     -               -
      Expired/Terminated                            -               -
                                           ----------

    Options outstanding at May 31, 2004             -               -
      Issued                                        -               -
      Exercised                                     -               -
      Expired/Terminated                            -               -
                                           ----------

    Options outstanding at February 28, 2005        -               -
                                           ==========



                  Options     Options      Options        Options      Exercise price range
                  granted    exercised    terminated    outstanding   per outstanding option
                 ---------   ---------    ----------    -----------   ----------------------

2002 employees   3,067,777   3,067,777         -               -          $0.04 - $0.09
2002 officers    1,212,500   1,212,500         -               -              $0.07
                 ---------   ---------       ---             ---

        Totals   4,280,277   4,280,277         -               -
                 =========   =========       ===             ===


As of February 28, 2005, there are no granted and outstanding options. Additionally, all granted options were concurrently and simultaneously exercised by the respective employee or officer.

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


NOTE U - Commitments and Contingencies

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Company's President and Chief Executive Officer. The lease was renegotiated in June 2003 and provides for annual rentals of approximately $18,000. Rent expense for the nine months ended February 28, 2005 and February 29, 2004 was $9,000 and $9,000,
respectively.

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

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

					Year ended
                                          May 31,              Amount
                                        -----------         -----------

                                        2005                $   187,224
					2006			255,249
					2007			262,906
					2008			270,793
					2009			278,917
                                        2010                    239,053
                                                             ----------

                                        Total                $1,494,142
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

During the quarter ended February 28, 2005, and subsequent thereto, there has been no significant change in any of the above listed litigation, except as noted.

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

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the "Notes") it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes which begin to mature on May 28, 2006.
As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Additionally, despite the uncertainty of the ultimate settlement and/or outcome of the Bankruptcy action, the Debtors have continued the accrual of the applicable contractual interest charges on all outstanding notes and/or debenture agreements for all periods through February 28, 2005.

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

The Company currently has only one operating subsidiary, EPICUS, Inc. which is a "competitive local exchange carrier" (CLEC) telephone company and a reseller of other telecommunications services.

Due to the nature of Epicus' customer base and other general economic conditions, Epicus recognized a charges to operations of approximately $250,000, $959,000 and $2,873,000 for quantified bad debt exposures within it's trade accounts receivable portfolio for the respective quarters ended February 28, 2005, November 30, 2004 and August 31, 2004, respectively. In reaching the estimate for bad debts in the trade accounts receivable portfolio, management evaluated the response to both it's in-house and outsourced collection efforts on delinquent and disconnected customers. Due to the Company's status of Debtor-in-Possession, management has adopted the position of marking the net trade accounts receivable portfolio at the end of each reporting cycle to be equal to the actual cash collected during the next 30 day cycle with a corresponding charge to bad debt expense.

The Company's operating subsidiary, Epicus, has experienced strong acceptance of the "Let Freedom Ring" service package to consumers. The following table reflects the quarterly revenues of the consolidated entity, principally all from Epicus, since the first quarter of Fiscal 2003:

       Quarter ended August 31, 2002           $1,686,900
       Quarter ended November 30, 2002         $2,547,800
       Quarter ended February 28, 2003         $3,210,500
       Quarter ended May 31, 2003              $2,954,300

       Quarter ended August 31, 2003           $5,180,600
       Quarter ended November 30, 2003         $5,852,800
       Quarter ended February 29, 2004         $6,906,208
       Quarter ended May 31, 2004              $7,250,972

       Quarter ended August 31, 2004           $6,060,810
       Quarter ended November 30, 2004         $3,592,718
       Quarter ended February 28, 2005         $4,868,117

During the quarter ended August 31, 2004, management, utilizing the tools available under the respective tariffs within the Company's geographic operating boundaries, began to more stringently evaluate the creditworthiness of prospective customers and terminate relationships with customers that were less than responsible in fulfilling their payment obligations. Additionally, during the third quarter of Fiscal 2005, management initiated actions within the Company's operating tariffs to discontinue service to a number of geographic areas (principally outside the primary service area of BellSouth Corp.) in order to better control customer quality. All of these actions have contributed to a net deterioration of revenues during Fiscal 2005. Management is of the opinion that telecommunication revenues should stabilize in the foreseeable future. Further, within the limitations imposed by the Company's operating tariffs, management is evaluating the availability of rate increases as soon as practicable. Further, as a result of this effort, the Company has significantly reduced the number of customers being served as of February 28, 2005. While continuing to add new customers, the Company has experienced a negative customer count trend through the date of this filing. It is anticipated that as a result of this management protocol, a stable base of profitable customers will be identified and retained.

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

For the nine month period ended February 28, 2005, the Company reported revenues of approximately $14,522,000 with a gross profit of approximately $2,138,000 (14.72%) as compared to revenues of approximately $17,940,000 with a gross profit of approximately
$5,357,000 (approximately 29.86%) for the nine month period ended
February 29, 2004. These revenues were solely derived from telecommunication service sales generated by Epicus Group's operating subsidiary, Epicus, Inc

The Company incurred selling and marketing expenses of approximately $1,332,000 and $1,446,000 for the nine month periods ended February 28, 2005 and February 29, 2004, respectively. With the October 2004 bankruptcy filing, management anticipates being able to restructure certain agreements with independent sales agents to lower or revise various commission payment structures.

General and administrative expenses declined to approximately $3,235,000 for the nine months ended February 28, 2005 as compared to approximately $3,433,000 for the nine months ended February 29, 2004. Management is attempting to determine the most efficient level of operating expenses to properly service it's customer base as a part of the bankruptcy reorganization.

The Company experienced a net loss of approximately $(8,029,000) and $(1,511,000) for the nine month periods ended February 29, 2005 and February 28, 2004, respectively. A significant component of the net loss for the nine months ended February 28, 2005 was the recognition of bad debts totaling approximately $4,427,000 for amounts in the trade accounts receivable portfolio due to ineffective efforts by outsourced collection agencies and approximately $752,000 in non-cash charges to operations for compensation expense related to the difference between the value assigned to transactions involving the issuance of the Company's restricted, unregistered common stock and the "fair value" of the underlying securities on the individual transaction dates.

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

We continue to be dependent upon the willingness of our executive officers/directors and consultants to accept shares and/or defer all or partial compensation for continued services to us, which services we consider to be valuable and necessary to our continued operations.

Liquidity and Capital Resources

As of February 28, 2005, Epicus Group had approximately $146,000 in available cash on hand as compared to approximately $922,000 at May 31, 2004. To assist us in our cash flow requirements, we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

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

At February 28, 2005, we had current assets of approximately $2,514,000 and total assets of approximately $3,259,000. These amounts are contrasted by post-petition liabilities of approximately $638,000 (exclusive of deferred revenues) and pre-petition liabilities subject to compromise of approximately $17,564,000. This condition was a critical element in management's decision to seek reorganization protection under Chapter 11 of the U. S. Bankruptcy Code on
October 25, 2004.

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

As of February 28, 2005, and subsequent thereto, the Company has not successfully completed the filing of the mandated Registration
Statement and had said filing deemed effective by the U. S. Securities and Exchange Commission.


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

	None

Item 3 - Defaults on Senior Securities

	None

Item 4 - Submission of Matters to a Vote of Security Holders

        None

Item 5 - Other Information

        None

Item 6 - Exhibits

 Exhibits
 --------
  31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
  32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


__________________________________________________________________________

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epicus Communications Group, Inc.

Dated: April 21, 2005               /s/ Gerard Haryman
       --------------               ------------------------
                                    Gerard Haryman
                                    President, Chief Executive Officer
                                    Chief Financial Officer and Director