Form 10KSB
period 2005-05-31
EPICUS COMMUNICATIONS GROUP INC
filed 2005-09-02
CIK 800401

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           Form 10-KSB



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The Securities Exchange
     Act of 1934

     For the fiscal year ended May 31, 2005
                               ------------

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

         1750 Osceola Dr., West Palm Beach, Florida 33409
         ------------------------------------------------
             (Address of principal executive offices)

                          (561) 688-0440
                   ---------------------------
                   (Issuer's telephone number)




Securities registered under Section 12 (b) of the Exchange Act - None

Securities registered under Section 12(g) of the Exchange Act: -
Common Stock - $0.001 par value



Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]     No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended May 31, 2005 were $18,775,796.

The aggregate market value of voting common equity held by non-affiliates as of August 30, 2005 was approximately $661,400.00

As of August 30, 2005, there were 661,404,214 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]     No [X]

                Epicus Communications Group, Inc.

                        Index to Contents

                                                            Page Number
                                                            -----------

Part I

Item 1    Description of Business                                3
Item 2    Description of Property                                7
Item 3    Legal Proceedings                                      7
Item 4    Submission of Matters to a Vote of Security
            Holders                                              8

Part II

Item 5    Market for Company's Common Stock and Related
            Stockholders Matters                                 8
Item 6    Management's Discussion and Analysis or Plan
            of Operation                                         9
Item 7    Financial Statements                                   15
Item 8    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures              15
Item 8A   Controls and Procedures                                15

Part III

Item 9    Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a)
            of the Exchange Act                                  16
Item 10   Executive Compensation                                 16
Item 11   Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters       17
Item 12   Certain Relationships and Related Transactions         18
Item 13   Exhibits and Reports on 8-K                            18
Item 14   Principal Accountant Fees and Services                 19

Signatures                                                       20

Financial Statements                                         F-1 - F-27

           Caution Regarding Forward-Looking Information
           ---------------------------------------------

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


                              PART I

Item 1 - Description of Business

Epicus Communications Group, Inc. (Epicus Group), is a holding company, with primary interests in the telecommunications industry. As of May 31, 2005, the Company consisted of Epicus Communications Group, Inc. and three wholly owned subsidiaries, EPICUS, Inc., Moye & Associates (a/k/a TheBest.Net), and Mic-Mac Investments, Inc. Only EPICUS is active and the other two entities have been inactive for at least the past two (2) years. For Fiscal 2005, 2004 and 2003, our sole source of revenue was from our EPICUS, Inc. subsidiary. Further liquidity was obtained through the sale of Epicus Group common stock.

Historical Development
----------------------

We were incorporated on July 22 1985, pursuant to the laws of the State of Florida under the name Hydrobac, Inc. On July 7, 1986, the company's name was changed to ProBac, Inc. and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc. During those periods our primary business was in various types of products and systems for use in the environmental clean- up industry.

On October 2, 1996 our name was changed to Phoenix International Industries, Inc. and our common stock was reverse split 15 to 1. Our shareholders approved Amendments to the Articles of Incorporation, changing the authorized capital to 20,000,000 shares of common stock, par value $.001 per share, and up to 5,000 shares of Preferred Stock for use as needed. From January 1996 through May 31, 1997, we sought acquisitions as we wound down and closed our original environmental clean-up business. We have not been in the environmental clean-up business since May 31, 1997.

On June 13, 1998, we acquired 100% of the stock of Intuitive Technology Consultants, Inc. ("ITC") of Atlanta, Georgia. ITC was engaged in the business of computer system design and computer related (MIS) employee placement. By June 1999, we had sold Intuitive Technology Consultants Inc to a group headed by the current management of ITC. We recognized a total gain of $479,583 on the sale of this business.

On July 21, 1997, we acquired 100% of the stock of HDX 9000, Inc. ("HDX"), a company specializing in compliance methodology for the Y2K problem and for the various types of "ISO" compliance certification. Since the demand for HDX's primary product, a compliance methodology to solve the Year 2000 date change problem, has become understandably non-existent, and due to HDX's inability to establish a new marketable product in a timely fashion, on March 20, 2000, it was the decision of our Board of Directors, in concert with the previous shareholder of 100% of HDX's stock, to rescind the agreement by which HDX was acquired by Phoenix. This was done and the stock of each company which was originally exchanged to effect the acquisition was returned to the original holder or issuer. We recognized a total loss of $99,140 in connection with this transaction.

On April 9, 1998, we acquired 100% of the outstanding stock of Mic Mac Investments, Inc., a long distance telephone service "reseller" specializing in the hospitality industry. Mic-Mac ceased to operate by the end of the quarter ended February 28, 1999 and had no remaining assets or liabilities as of May 31, 1999. We abandoned and wrote off any remaining investment in Mic Mac Investments, Inc. as of May 31, 1999.
We recognized a gain of $13,417 in connection with the write off this investment. Although it has ceased to operate, we have maintained the corporate integrity of this entity in the event our management identifies a suitable acquisition candidate that could be placed in this subsidiary.

Based on an agreement entered into on December 14, 1998, we acquired 100% of the stock of Cambridge Gas Transport Corporation (CGTC), a Cayman Islands Corporation, in the business of owning and operating specialized chemical/fuel tanker transport ships. Due to various disagreements, an agreement to rescind the acquisition was executed by the parties. We did not recognize any gain or loss on this transaction. We filed litigation to recoup our payments to CGTC, resulting in an out of court settlement on December 15, 2000.

During Fiscal 2000, we acquired 100.0% of the issued and outstanding stock of Telephone Company of Central Florida, Inc. ("TCCF"). TCCF is a "competitive local exchange carrier" (CLEC) telephone company and a reseller of other telecommunications services. TCCF was at that time operating under the protection of "Chapter 11"of the United States Bankruptcy Code. The effective date of the our acquisition was ten days after the Order of Confirmation was issued by the Bankruptcy Court. The Order of Confirmation was issued on June 9, 1999 and TCCF began operating as a reorganized debtor on that date. On January 17, 2001 the name of TCCF was changed to EPICUS, Inc.

On July 28, 2000, we acquired 100% of the stock of Moye & Associates, Inc. (Moye). Moye's primary business was that of an Internet Service Provider (ISP) known as TheBest.Net. This move was seen by management, at that time, to be synergetic with the operations of TCCF. On July 19, 2001, we signed a Letter of Intent to sell the active clients of Moye. The buyer paid $133.33 for each existing"dial-up" and "domain hosting client". It was estimated that there were between approximately 1,500 and 2,700 active fee-for-service clients on the date of signing the Letter of Intent. The buyer deposited a down payment of $150,000 with the Company and an additional $50,000 into an interest bearing account
at the date of signing.   As of May 31, 2002, all amounts due under this
sale of assets contract have been satisfied. During our year ended May 31, 2003, we issued approximately 500,000 shares of restricted, unregistered common stock to Tully Moye in complete settlement of all remaining obligations related to the acquisition and disposition of Moye.

Business of Subsidiaries
------------------------

EPICUS, Inc.
------------

Our only active subsidiary, EPICUS, Inc., is a multi-service telecommunications company with approximately 19,000 active accounts incorporating approximately 21,765 lines, as of August 1, 2005, in both the residential and business markets. We focus on developing integrated telephone service in the Competitive Local Exchange Carrier area of the telecommunications industry. Like many other emerging Competitive Local Exchange Carriers, our entry in this industry was facilitated by the passing of the Telecommunications Act of 1996 which allows Competitive Local Exchange Carriers to lease various elements of the networks of the Incumbent Local Exchange Carriers that are necessary to provide local telephone service in a cost-effective manner. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, data and dial up access to the Internet. We are certified to offer long distance and internet services in the 48 contiguous states.

Our current service market is focused on the 9 States serviced by BellSouth Corp.. We have provided long distance services to customers in 40 of the Continental 48 states in prior periods and have elected to withdraw from these markets as these markets have proven themselves to be unprofitable.

Further, changes in Telecommunications Law have caused the profitability of a CLEC to provide telecommunications services to seriously deteriorate. Our future survival is predicated on being able to develop products and pricing structures to be profitable and competitive in today's telecommunication marketplace.

We have built our company by primarily focusing on being in the vanguard of new telecommunication products and services such as our "Freedom Rings[TM] and AccessNOW[TM] voice and data services brands, and creating software systems and processes to deliver telecommunication services over leased networks, instead of concentrating on buying switches and hardware to build a very expensive network, which could be severely under-utilized for a potentially long period of time. In our opinion, owned network development has been a major expense which has contributed to the demise of many emerging telephone companies. Instead, we have developed a scalable operating platform that can provision a local phone line, read usage records, rate phone calls for billing purposes, and prepare monthly invoices to customers. Our system has allowed for the billing of a customer's telecommunication services on one itemized bill.

Because of the expense and complexity of the telecommunications business, we have focused on improving our performance through automation. We believe one of the greatest accomplishments in building our business over the past three years was the development of our own operational support systems ("OSS"). It is these systems that allow us to rapidly execute our customers orders, for example: orders for new service and repair orders, plus real time information on billing and collections. It is more economic, more efficient and more accurate than being totally dependent upon outside sources and clerical performance.

Moye & Associates, Inc. (a/k/a TheBest.Net)
-------------------------------------------

Moye's primary business was that of an Internet Service Provider (ISP) known as TheBest.Net. This acquisition was seen by management, at that time, to be synergetic with the operations of TCCF. Due to capitalization, liquidity and other issues with the former owners of Moye, who remained as Moye's senior management, on July 19, 2001, we signed a Letter of Intent to sell the active clients of Moye. The buyer paid $133.33 for each existing"dial-up" and "domain hosting client". As of May 31, 2002, all amounts due under this sale of assets contract had been satisfied. During our year ended May 31, 2003, we issued approximately 500,000 shares of restricted, unregistered common stock to Tully Moye in complete settlement of all remaining obligations related to the acquisition and disposition of Moye.

Mic-Mac Investments, Inc. (Mic-Mac)
-----------------------------------

Mic-Mac Investments, Inc. and Hospitality Telecom (together Hospitality) were acquired on April 1, 1998. For the period from the date of acquisition through May 31, 1998, Hospitality had aggregate revenues of approximately $15,600 and expenses of $30,400. Hospitality ceased to operate late in the third quarter of fiscal 1999, as their management claimed that they would be unable to meet their business plan projections or continue without Epicus Group acquiring a long distance telephone company. Hospitality had liquidated all assets or liabilities as of May 31, 1999, we wrote off our remaining investment in them in that Fiscal year. Although Hospitality has ceased to operate, Mic- Mac, Inc., remains the property of the Company until a decision is made as to its future.

Petition for Relief Under Chapter 11 of the U. S. Bankruptcy Code
-----------------------------------------------------------------

On October 25, 2004 (Petition Date), Epicus Communications Group, Inc. (Epicus Communications for purposes of this section) and its subsidiary, Epicus, Inc., (Epicus for purposes of this section) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida (Bankruptcy Court) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Bankruptcy Code) (Case Nos. 04-34915, 04-34916, (collectively, Cases).

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as Debtors-In-Possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims are reflected in the accompanying May 31, 2005 and 2004 balance sheet as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets (secured claims) are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the Notes) it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes which begin to mature on May 28, 2006. As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements are stayed and creditor rights of enforcement are subject to
the applicable provisions of the Bankruptcy Code.    Additionally,
despite the uncertainty of the ultimate settlement and/or outcome of the Bankruptcy action, the Debtors have continued the accrual of the applicable contractual interest charges on all outstanding notes and/or debenture agreements for all periods through May 31, 2005.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages.

Plan of Reorganization
----------------------

The Company has submitted a Plan of Reorganization (Plan) for consideration by the Bankruptcy Court and the affected creditors.

Summary of the Plan
-------------------

(1)  Treatment of Claims and Interests
     ---------------------------------

The Plan classifies claims and interest into thirteen (13) classes as follows:

  A. CLASS 1: is the Bell South secured claim in the amount of $1,929,396.96, which is secured by a lien on the assets of Epicus.
  B. CLASS 2: is compromised of all secured claims other than the BellSouth Secured Claim, the NIR Group Debenture Claim and the IRS Secured Claim.
  C. CLASS 3: is the Debenture Claim of the NIR Group secured by a lien upon the NIR Group Collateral. The NIR Group is the company which is the common ownership and management group associated with the hedge funds that comprise the AJW Group.
  D. CLASS 4: are the priority claims against Epicus Communications.
  E. CLASS 5: are the priority claims against Epicus.
  F. CLASS 6:are the Convenience Claims against Epicus Communications.
  G. CLASS 7: are the Convenience Claims against Epicus.
  H. CLASS 8:are the Claims of General Unsecured Creditors against Epicus Communications.
  I. CLASS 9: are the General Unsecured Creditors against Epicus.
  J. CLASS 10: are the Insider Subordinated Debt Claims of Gerard Haryman, Thomas Donaldson and Aptek.
  K. CLASS 11: are the Equity Interest in Epicus Communications, exclusive of the equity interests of the Haryman Parties.
  L. CLASS 13: is the Secured Claim of the IRS.

The Plan calls for the acquisition of the assets and business operations of Epicus by Epicus Communications. The payment of $100,000.00 for the acquisition will be made to a Plan trustee and distributed pro rata to the holders of priority claims in the Epicus case. The BellSouth agreement will be assumed and assigned to Epicus Communications and the pre-petition default will be cured. Holders of unsecured claims will receive a pro rata distribution from a $175,000.00 contribution made by Gerard Haryman to the plan trust in exchange for releases for himself, Thomas Donaldson, Timothy Palmer, and Aptek, Inc. . Unsecured creditors will also receive a $25,000.00 payment from the NIR Group in exchange for a release, 7.5% of the capital stock of Reorganized Epicus Communications and the proceeds of Avoidance Actions, through a plan trust. Equity interests in Epicus will be extinguished.

Gerald Haryman will also contribute $25,000.00 (on behalf of himself and all holders of equity interests in Epicus Communications) to the reorganization of Epicus Communications so that holders of equity in Epicus Communications will retain their interest, subject to the dilution provided for in the Plan. The $25,000.00 contribution by Mr. Haryman will be utilized to make a pro rata distribution to the holders of Epicus Communications' priority claims and to the extent funds remain, they will be distributed pro rata to the holders of Epicus Communications' general unsecured claims. The NIR Group debentures will be reinstated and will retain or be granted a security interest in the assets it claims as its collateral.

(2)  Classification of Claims and Equity Interests
     ---------------------------------------------

Claims, other than Administrative Expense Claims, are classified for all purposes, including voting, confirmation, and distribution pursuant to the Plan, as follows:


         Class                Designation                  Impairment      Entitled to Vote
       -------   --------------------------------------    ----------   ---------------------
       Class 1   BellSouth Secured Claim                    Impaired          Yes
       Class 2   Other Secured Claims                       Impaired          Yes
       Class 3   NIR Group Debenture Claims                 Impaired          Yes
       Class 4   Priority Claims -Epicus Communications     Impaired          Yes
       Class 5   Priority Claims - Epicus                   Impaired          Yes
       Class 6   Convenience Claims
                   Epicus Communications                   Unimpaired   No (deemed to accept)
       Class 7   Convenience Claims - Epicus               Unimpaired   No (deemed to accept)
       Class 8   General Unsecured Claims
                   Epicus Communications                    Impaired          Yes
      Class 9    General Unsecured Claims - Epicus          Impaired          Yes
      Class 10   Insider Subordinated Debt Claims           Impaired          Yes
      Class 11   Epicus Communications Equity Interests     Impaired          Yes
      Class 12   Epicus Equity Interests                    Impaired    No (deemed to reject)
      Class 13   IRS Secured Claim                          Impaired          Yes

(3)  Claimants and Impaired Interest Holders
     ---------------------------------------

Claimants and Interest Holders entitled to vote under the Plan must affirmatively act in order for the Plan to be confirmed by the Court. According to the Debtors' Joint Plan, Classes 1, 2, 3, 4, 5, 8, 9, 10,
11, 12 and 13 are "impaired" classes within the meaning of Section 1124 of the Bankruptcy Code. These classes, accordingly, must vote to accept the Plan in order for the Plan to be confirmed without a cram down. A Claimant who fails to vote to either accept or reject the Plan will not be included in the calculation regarding acceptance or rejection of the Plan. A ballot to be completed by the holders of Claims and/or Interests is included herewith. Instructions for completing and returning the ballots are set forth thereon and should be reviewed at length. The Plan will be confirmed by the Bankruptcy Court and made binding upon all Claimants and Interest holders if (a) with respect to impaired Classes of Claimants, the Plan is accepted by holders of two-thirds (2/3) in amount and more than one-half (1/2) in number of Claims in each such class voting upon the Plan and (b) with respect to classes of Interest Holders, if the Plan is accepted by the holders of at least two-thirds (2/3) in amount of the allowed interests of such class held by holders of such interests. In the event the requisite acceptances are not obtained, the Bankruptcy Court may, nevertheless, confirm the Plan if it finds that the Plan accords fair and equitable treatment to any class rejecting it.
Your attention is directed to Section 1129 of the Bankruptcy Code for details regarding the circumstances of such "cram down" provisions.


Item 2 - Description of Property

Our principal executive offices are located at 1750 Osceola Drive, West Palm Beach, Florida 33409 and our telephone number is (561) 688-0440. This space is approximately 1,500 square feet including three offices and a conference room. This lease was renegotiated in June 2005 and provides for annual payments of approximately $18,000 (approximately $1,500.00 per month). We are responsible for all utilities and other direct operating expenses. The property is owned by a corporation owned by Gerard Haryman, our President and Chief Executive Officer. We occupy the property on a month to month basis.

The Company's operating subsidiary, EPICUS, entered into sublease agreement for office space in Lake Mary, Florida. The lease expired September 24, 2004 and required monthly rental payments of approximately $11,500 per month for the first 12 months of the sublease term and $11,845 for the remainder of the term. This obligation expired with no further obligation on the part of Epicus.

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

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                                Year ended
                                                  May 31,        Amount
                                                ----------     ----------
                                                   2006        $  255,249
                                                   2007           262,906
                                                   2008           270,793
                                                   2009           278,917
                                                   2010           239,053
                                                               ----------
                                                 Total         $1,306,918
                                                               ==========

Item 3 - Legal Proceedings

EPICUS has been involved in a dispute with one of its former telecommunication service providers, Sprint Florida, regarding a default in payment for services. On August 23, 2000, Sprint filed suit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida. The Company believed that the accusation was incorrect, however after obtaining advice from legal counsel, we decided not to litigate the matter and on December 21, 2000, the carrier was awarded by that court, a default judgment against EPICUS in the amount of $321,587.52. In accordance with a Judgment Payment Agreement dated February 15, 2001, Epicus agreed to pay Sprint as follows: Principal payments of $10,000 each will be due commencing March 15, 2001 through September 15, 2002 (18 months). The final balloon payment of $142,000 was payable on October 15, 2002. While the scheduled payment(s) have not been demanded by Sprint, as of the date of this filing, Management of the Company intends to enter negotiations to renew and/or restructure the payment agreement in order to mitigate any potentially negative effect on the Company's cash flow while satisfying this obligation. At the present time, the ultimate resolution of this matter is a component of the Company's filing for protection under Chapter 11 of the U. S. Bankruptcy Code.

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

During the quarter ended May 31, 2005, and subsequent thereto, there has been no significant change in any of the above listed litigation, except as noted.

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


Item 4 - Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of the Company's security holders during the year ended May 31, 2005.

We held an Annual Meeting of Shareholders on February 3, 2004, at our corporate offices in West Palm Beach, Florida. The following items were passed by a majority vote of the shareholders:

 * The re-election of the current Board of Directors, Mr. Gerard Haryman, Mr. Thomas Donaldson, and Mr. Timothy Palmer;

 * The ratification of S. W. Hatfield, CPA of Dallas, Texas as our auditors for both Fiscal Years ended May 31, 2004 and May 31, 2003, respectively;

 * The increase of our authorized common stock to be issued from 200,000,000 shares to 800,000,000 shares, and

 * The approval of the previous actions taken by the Board of Directors on behalf of the Corporation.


                             PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol "EPUCQ.OB". During the past three years through August 1, 1005, there has been no established trading market for the shares of our common stock over an exchange, however the stock has been trading over-the-counter in small quantities. There can be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the NASD and from various broker-dealers and shows the range of representative bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark, mark-down or commission and do not necessarily represent actual transactions:

                                                 BID
                                         ---------------------
Quarter ending                           High             Low
--------------                           ----             ---
 2002
  March 31                               .05              .04
  June 30                                .05              .03
  September 30                           .06              .01
  December 31                            .05              .01

 2003
  March 31                               .03              .01
  June 30                                .13              .02
  September 30                           .12              .05
  December 31                            .07              .03

 2004
  March 31                               .05              .02
  June 30                                .03              .01
  September 30                           .013             .0012
  December 31                            .0034            .0001

 2005
  March 31                               .0018            .0004
  June 30                                .0035            .0005

Dividends
---------

The Company has not paid any dividends during the past five fiscal years on any class of its issued and outstanding securities.

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


Item 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Year ended May 31, 2005 compared to May 31, 2004
------------------------------------------------

On October 25, 2004 (Petition Date), Epicus Communications Group, Inc. (Epicus Communications for purposes of this section) and its subsidiary, Epicus, Inc., (Epicus for purposes of this section) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida (Bankruptcy Court) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Bankruptcy Code) (Case Nos. 04-34915, 04-34916, (collectively, Cases).

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as Debtors-In-Possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims are reflected in the accompanying May 31, 2005 balance sheet as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets (secured claims) are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the Notes) it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes which begin to mature on May 28, 2006. As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements are stayed and creditor rights of enforcement are subject to
the applicable provisions of the Bankruptcy Code.    Additionally,
despite the uncertainty of the ultimate settlement and/or outcome of the Bankruptcy action, the Debtors have continued the accrual of the applicable contractual interest charges on all outstanding notes and/or debenture agreements for all periods through May 31, 2005.

For the year ended May 31, 2005, as a result of management's actions related to the October 2004 filing for relief under the U. S. Bankruptcy Code, total revenues declined by approximately $6,400,000 from Fiscal 2004 revenues of approximately $25,191,000 to approximately $18,776,000 for Fiscal 2005. This decline was directly related to an evaluation of the various states where the Company was providing service, the direct cost of service to that State, the number of customers in a particular State and various problems in dealing with telecommunications backbone providers outside BellSouth Corp. and Global Crossing, the Company's two primary backbone providers. Management believes that it has identified the service areas which afford the best potential profitability and customer quality.

Corresponding to the reduction in revenues, the Company experienced costs of sales of approximately $15,289,000 in Fiscal 2005 as compared to approximately $17,509,000 for Fiscal 2004. The Company has experienced deteriorations in gross margins as a result of various statutory changes and U. S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company.

As a result of the bankruptcy action, the Company disbanded it's in-house marketing operations and experienced a cost savings of approximately $610,000 as selling and marketing expenses decreased from approximately $1,958,000 for Fiscal 2004 as compared to approximately $1,348,000 for Fiscal 2005. The Company is also experiencing a negative impact from this action in replacing customers lost through normal attrition in the telecommunications industry.

As a result of the bankruptcy action, management adopted the accounting policy of recording a net accounts receivable balance equal to the actual cash collected during the 30 day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable generated through the Company's revenue billing cycles and the actual subsequent 30-day cash collections is recorded as bad debt expense in the reporting period. Accordingly, in revising the estimate of collectable accounts receivable during Fiscal 2005, management recognized an increase in bad debt expense of approximately $1,938,000 during Fiscal 2005. The Company recognized bad debt expenses of approximately $5,139,000 for Fiscal 2005 and approximately $3,202,000 for Fiscal 2004.

General and administrative expenses declined by approximately $930,000 from approximately $4,983,000 in Fiscal 2004 to approximately $4,055,000 in Fiscal 2005. The elimination of personnel and the related support costs as a result of the bankruptcy action was the primary source of these cost savings. Management is of the opinion that the cost levels experienced during the 4th quarter of Fiscal 2005 should be reflective of future periods. However, due to the uncertainty of the bankruptcy action, the need for adding personnel and other unpredictable factors, the actual cost levels in future periods may experience significant fluctuations.

During Fiscal 2005, the Company, as a result of the bankruptcy action, was restricted in the avenues available to utilize it's common stock as a source of payment on outstanding debt and debentures. In Fiscal 2005, the Company recognized interest expense on debt and debentures payable of approximately $414,000 as compared to approximately $325,000 for Fiscal 2004. During Fiscal 2005, the Company issued approximately 403,590,000 shares of common stock during the period from June 1, 2004 through October 25, 2004, valued at approximately $1,400,000 in payment of outstanding principal on debt and debentures payable. As these shares were issued at contractually agreed-upon values which were below the closing stock price on the date of each redemption transaction, the Company recognized compensation expense for the difference between the contractually agreed redemption price and the "fair value" of the Company's securities aggregating approximately $742,000 in Fiscal 2005 as compared to approximately $358,000 in Fiscal 2004 for comparable transactions.

As a result of the bankruptcy action, management is evaluating all possible areas of personnel and expenditure savings, including the utilization of third-party service providers for customer service, billing, cash management and carrier billing review. The ultimate impact, if any, of these items being considered is unknown at this time; however, management is of the opinion that only actions with a positive impact on the Company's operations and profitability will be undertaken.

Year ended May 31, 2004 compared to May 31, 2003
------------------------------------------------

For the year ending May 31, 2003, the Company reported revenues of approximately $10,413,000, with a gross profit of approximately $4,370,000 with operating expenses of approximately $5,883,000 and an operating loss of approximately $(1,513,000) versus the year ending May 31, 2004 with revenues of approximately $25,191,000 and a gross profit of approximately $7,681,000 with operating expenses of approximately $10,617,000 and an operating loss of approximately $(2,956,000). These revenues were solely derived from telecommunication service sales generated by Epicus Group's operating subsidiary, Epicus, Inc., as disclosed in the combined financial statement which is included in this filing.

Fiscal year 2004's increase in gross profit was primarily attributable to an increase in revenue coupled with lower cost of sales resulting from more favorable pricing from several suppliers. The increase in our net loss was primarily the result of writing down bad debt expense in our accounts receivable portfolio. However, we believe if we can maintain the current revenue growth and favorable profit ratios, we anticipate the net loss to be eliminated and to earn a net profit for the year ending May 31, 2005.

Our current profit ratio is a direct result of our computerized billing and provisioning, plus increased independent agent sales which are only commissioned. Our "in house" sales staff has also been greatly reduced as more emphasis is placed on developing our independent agent sales network and outsourced telemarketing. During the year ended May 31, 2004, we incurred a net loss of approximately $(3,287,000) compared to net losses of approximately $(1,630,000) for the preceding year. A significant portion of our net loss for the year ended May 31, 2004, continues to be the result of paying down previously incurred long and short term debts and the debt service associated with those debts.

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

Liquidity and Capital Resources
-------------------------------

As of May 31, 2005 and 2004, Epicus Group had approximately $164,000 and $922,000 in cash in its operating account. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

During the years ending May 31, 2005 and 2004, respectively, we issued 403,590,000 and 109,161,000 shares of common stock in satisfaction of certain debt and accrued interest. We further issued approximately 17,000,000 shares of common stock during the year ended May 31, 2004 for cash to support our operations.

Previously, the Company has funded its capital requirements for operating cash flow, by loans against its accounts receivable, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. The Company has been continually seeking new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth, through the date of the filing of it's Bankruptcy petition..

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

Competition
-----------

We have many competitors ranging from the very large like BellSouth Corporation, McLeod Communications ICG Communications as well as smaller competitors that may be better capitalized, have better name recognition or longer track records of providing telecommunications services. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

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

Risks related to our business
-----------------------------

Our auditors have expressed doubt about our ability to continue as a going concern.
--------------------------------------------------------------------

Our independent auditors have issued their report dated July 15, 2005 on our consolidated financial statements as of May 31, 2005, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to our ability to continue as a going concern are the following: we have experienced cumulative operating losses for the previous four-year period and have used cash in operating activities for the cumulative four-year period from May 31, 2002 through May 31, 2005 of approximately $(4,200,000).
We have a positive working capital of approximately $600,000 in positive working capital as of May 31, 2005; however, we continue to experience cash flow difficulties in matching our contractual payment obligations, principally to BellSouth Corp. and Global Crossing, to our revenue billing cycles.

These conditions raise substantial doubt about our ability continue as a going concern. We have a history of operating losses and may continue to incur operating losses. We will most likely require additional financing and, if we are unable to raise such funds, our operations may be adversely affected.

At May 31, 2005 and 2004, we had current assets of approximately $2,558,226 and $6,646,176, respectively, and total assets of approximately $3,258,942 and $7,768,803, respectively. As a result of our bankruptcy action, our liquidity is limited to the cash collections on our accounts receivable. Other avenues of liquidity, such as loans or private sales of the Company's securities, may or may not be available in future periods. There can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

Based upon our present liquid resources, our present operating expenses, and the commitment of our executive officers to continue to defer most or all of their salaries, and if no increased revenues are generated from operations or other sources, we believe we will be able to operate for a minimum of an additional twelve months.

If additional funds are required, but cannot be raised, it will have an adverse effect upon our operations. To the extent that additional funds are obtained by the sale of equity securities, our stockholders may sustain significant dilution.

Convertible Debentures
----------------------

As of May 31, 2005 and 2004, the Company has outstanding aggregate balances on convertible debentures of approximately $4,137,000 and $1,591,000.

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

 f. Effectiveness of the Registration Statement: The Company shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (I) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures, (b) accrued interest on the Debenture Holders's Owned Debentures and a premium equal to thirty percent (30%) of the sum of (a) and (b) (the "Registration Penalty"). The Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's option. If a Debenture Holders elects to receive the Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached Schedule II.

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

As of May 31, 2005, and subsequent thereto, the Company has not successfully completed the filing of the mandated Registration Statement and had said filing deemed effective by the U. S. Securities and Exchange Commission.


Item 7 - Financial Statements

The required financial statements begin on page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed on Form 8-K/A dated August 7, 2002 and in our Annual Reports on Form 10-KSB for the years ended May 31, 2003 and 2004, respectively, our Board of Directors terminated the accounting firm of Wieseneck, Andres and Company, P.A. (Wieseneck) of North Palm Beach, Florida in a prior year..

As of the date of this filing, Wieseneck has not provided the required exhibit letter to be included in our Form 8-K/A dated August 7, 2002, stating that they agree or disagree with the disclosures therein related to the change in auditors for the Company. We will file an additional amendment to that Form 8-K/A upon receipt of that letter. As of the date of this filing, Wieseneck has not complied with the requirements of the SEC.


Item 8A - Controls and Procedures

As of the date of this filing, an evaluation of the effectiveness of the design and operation of Epicus Communications, Group, Inc.'s disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our disclosure controls or in other factors that could significantly affect disclosure controls subsequent to the date we carried out the evaluation.

                             PART III

Item 9 - Directors and  Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and directors. Each director serves a term of one year or until a successor is elected.

The directors and executive officers serving the Company are as follows:

       Name                    Age           Position Held and Tenure
       ----                    ---           ------------------------
  Gerard Haryman               61            Chairman, President,
                                             Chief Executive Officer
                                             and Director
  Thomas Donaldson             62            Vice President, Secretary
                                             and Director
  Timothy Palmer               60            Director

Gerard Haryman, has served as our Chairman of the Board, President and
--------------
Chief Executive Officer since January of 1996. Previously and concurrently, since 1981 to the present, Mr. Haryman has been President and Chief Executive Officer of SA, Sitmo, developers and builders of commercial and residential properties throughout Europe, with corporate offices in Paris, France. Mr. Haryman has also been involved in the development of residential property in the Palm Beach area since 1988, and during that period has also served on the Board of Directors of several other companies, both public and private . Mr. Haryman attended the "Institute General de Finance" in Paris, France majoring in finance and administration.

Thomas N. Donaldson, has been and officer and director of the Company and
-------------------
it's predecessors since February 1993. Prior to joining the Company, he had an extremely successful background in the electronic media, both television and radio. Before being promoted to executive level management, he was an award winning Producer/ Director at both the local and network levels. Additionally, he was a majority partner in the television production company, "American Televent", which produced commercials and syndicated programming. Mr. Donaldson attended both the University of Miami and the University of Paris.

Timothy Palmer, has been President of HDX 9000, Inc., of New York and
--------------
West Palm Beach, Florida, a computer and business consulting firm, since October 1993. He has been a Director of the Company since July 1997. From March 1997 to the present, he has been President of Quality Advantage, Ltd. of Kingston, Jamaica, a computer and business consulting firm. Prior to October 1993, he was manager of the Palmer Family Trust in London, England. Mr. Palmer holds a Bachelor of Commerce Degree from McGill University in Montreal, Canada.


Item 10 - Executive Compensation

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer and all other executive officers whose total annual salary and bonus exceeded $100,000 in all capacities in which the person served.


Summary Compensation Table
--------------------------

Name and                        (1)                   Annual      Restricted   Options/    All Other
Principal Positions    Year    Salary     Bonus    Compensation      Stock      SARs(#)   Compensation
-------------------    ----   --------    -----    ------------   ----------   --------   ------------

Gerard Haryman         2005   $250,000    $-0-         $-0-          $-0-       $-0-          $-0-
President, CEO         2004   $250,000    $-0-         $-0-          $-0-       $-0-          $-0-
CFO and Chairman       2003   $250,000    $-0-         $-0-          $-0-       $-0-          $-0-
of the Board

Thomas N. Donaldson    2005   $104,000    $-0-         $-0-          $-0-       $-0-          $-0-
Vice President,        2004   $104,000    $-0-         $-0-          $-0-       $-0-          $-0-
and Director           2003   $104,000    $-0-         $-0-          $-0-       $-0-          $-0-

(1) Due to our cash position, Mr. Haryman and Mr. Donaldson have deferred payment of all or part of their salaries and bonuses.

Directors are not compensated for acting in their capacity as directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Options granted in the last Fiscal Year
---------------------------------------

There were no grants of stock options made during either Fiscal 2005 or Fiscal 2004 to our executive officers.

Stock Options held at end of Fiscal 2005 or 2004
------------------------------------------------

No stock options, stock appreciation rights or other compensation were granted to our President or other corporate officers or directors during either Fiscal 2005 or Fiscal 2004.

Employment Agreements
---------------------

On February 27, 2004, Gerard Haryman and Thomas Donaldson entered into employment agreements with Epicus Communications Group, Inc. pursuant to which Mr. Haryman has been retained as the President and Chief Executive Officer of the Epicus Group and Mr. Donaldson has been retained as the Vice President of Epicus Group. The term of each employment agreement commenced on February 27, 2004 and continues for a term of 5 years. Pursuant to the employment agreements, Mr. Haryman and Mr. Donaldson will receive an annual salary of $275,000 and $130,000 respectively. Mr. Haryman and Mr. Donaldson will also receive a bonus of 3% and 2%, respectively, of the adjusted net profits of Epicus Communications during each fiscal year during the term of the agreements, which bonus may be payable in cash or common stock of Epicus Group or any combination thereof. Each employment agreement also provides for additional compensation and/or benefits to be paid or provided to Messrs. Haryman and Donaldson as follows:

 * The base salary shall be adjusted at the end of each year of employment to reflect any change in cost of living.
 * Messrs. Haryman and Donaldson may elect to accept partial payment of his base salary and/or bonus and defer payment of the balance upon demand at a later date.
 * Deferred compensation payments shall be made to Messrs. Haryman and Donaldson for a period of twenty years after retirement in an amount equal to base payments equal to 30% of the average total salary (base salary plus incentive salary) due to each employee.
 * Reimbursement of all reasonable relocation expenses should either Messrs. Haryman or Donaldson be transferred and assigned to a new principal place of work located more than fifty (50) miles from each employees place of residence.
 * Each of Messrs. Haryman and Donaldson is entitled to receive reimbursement for all reasonable expenses incurred by him in the course of his employment by Epicus Group.
 * Each of Messrs. Haryman and Donaldson's employment agreements may be terminated (I) by Epicus for cause upon 10 days notice; (ii) at anytime by employee upon ninety (90) days notice; or (iii) at anytime by Epicus Group, without cause, by paying to employee the amount of compensation due to the employee for the remainder of the term of employment.

Compensation of Directors
-------------------------

Each of our Directors is to receive 12,000 shares of common stock for each year cumulative of service plus reimbursement of out-of- pocket expenses.

Outside Directors
-----------------

Currently, the Company has only one outside Director, Timothy Palmer.


Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of July12, 2004, with respect to any person known by us to own beneficially more than 5% of our common stock, common stock beneficially owned by each of our officers named in "Executive Compensation," and each of our directors, and the amount of common stock beneficially owned by our officers and directors as a group.

                                                 % of Class
Name and Address         Number of Shares    Beneficially Owned
----------------         ----------------    ------------------
Gerard Haryman              358,252,469            54.17%
Thomas Donaldson                100,000              *
Timothy Palmer                      -0-              *

All Executive Officers      358,352,469            54.17%
and Directors as a
Group (3 persons)

* Represents less than 1% of our outstanding common stock.

(1) Percentage of beneficial ownership is based upon the 661,404,214 shares of our common stock outstanding as of August 30, 2005.

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

The mailing address for all the above individuals is the Company's corporate office: 1750 Osceola Dr., West Palm Beach, Florida 33409.

Beneficial Ownership Reporting Compliance
-----------------------------------------

None of the Company's officers and/or directors, and/or their affiliates, as appropriate, complied with the annual requirements to file Form 3, 4 or 5 with the U. S. Securities and Exchange Commission. These individuals include Gerard Haryman, Thomas Donaldson, and Timothy Palmer.


Item 12 - Certain Relationships and Related Transactions

The company was a party to and has a direct or indirect material interest in the following transactions during the years ended May 31, 2005 and 2004, respectively:

The Company leases it's executive offices in West Palm Beach, Florida from a corporation owned by Gerard Haryman, the Company's President and Chief Executive Officer. The terms and conditions of this arrangement are discussed in Item 2 - Description of Property.

During Fiscal 2005 and 2004, respectively, the Company received (repaid) interest bearing advances either directly from Gerard Haryman, the Company's President and Chief Executive Officer or entities affiliated with Gerard Haryman in the net amounts of approximately $(1,223,880) and $415,803.


Item 13 - Exhibits

3 Articles of Incorporation and By-Laws

The Articles of Incorporation and Articles of Amendment to The Articles of Incorporation and By-Laws of the Registrant were pre-filed as Exhibits 3-1, 3.2, and 3.3, respectively, to our Form I 0-KSB, for the fiscal year 1995, filed April 1, 1998, with the Securities and Exchange Commission and are incorporated herein by reference.

10   Material Contracts

Some of the Material Contracts of the Registrant were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Registrant's Form 10-KSB as of May 31, 195 under the Securities and Exchange Ad: of 1934, filed April 1, 1998 with the Securities and Exchange Commission - The Contracts for the sale of ITC and the purchases of Hospitality Telecom Corp (formerly Mic Mac Investments, Inc.) and Cambridge Gas Transport Corporation, were included in Epicus Group's (formerly Phoenix

International Industries, Inc.'s) 10-KSB for the year ended May 31, 1998 and are incorporated herein by reference.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Item 14 - Principal Accountants Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, either S. W. Hatfield, CPA of Dallas, Texas:

                                              Year ended     Year ended
                                             May 31, 2005   May 31, 2004
                                             ------------   ------------

1. Audit fees                                   $18,644        $23,200
2. Audit-related fees                                 -              -
3. Tax fees                                           -              -
4. All other fees                                     -              -
                                                -------        -------
 Totals                                         $18,644        $23,200
                                                =======        =======


The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended May 31, 2005 and 2004, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended January 31, 2005, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                            SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                Epicus Communications Group, Inc.

Dated: August 30, 2005          By:  /s/ Gerard Haryman
                                   ------------------------------
                                                   Gerard Haryman
                                         Chief Executive Officer,
                                          Chief Financial Officer
                                                     and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: August 30, 2005          By:    /s/ Gerard Haryman
                                   ------------------------------
                                                   Gerard Haryman
                                       President, Chief Executive
                                            Officer, and Director


Dated: August 30, 2005          By:    /s/ Thomas N. Donaldson
                                   ------------------------------
                                                 Thomas Donaldson
                                        Vice President, Secretary
                                                     and Director


Dated: August 30, 2005          By:    /s/ Timothy Parker
                                   ------------------------------
                                                   Timothy Palmer
                                                         Director

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page

Report of Registered Independent Certified Public Accounting Firm    F-2

Consolidated Financial Statements

 Consolidated Balance Sheets
   as of May 31, 2005 and 2004                                       F-3

 Consolidated Statements of Operations and Comprehensive Loss
  for the years ended May 31, 2005 and 2004                          F-4

 Consolidated Statement of Changes in Stockholders' Equity
  for the years ended May 31, 2005 and 2004                          F-5

 Consolidated Statements of Cash Flows
  for the years ended May 31, 2005 and 2004                          F-6

 Notes to Consolidated Financial Statements                          F-7

                 LETTERHEAD OF S. W., HATFIELD, CPA
                 ----------------------------------

   REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM
   -----------------------------------------------------------------

Board of Directors and Stockholders
Epicus Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Epicus Communications Group, Inc. (a Florida corporation) and Subsidiaries (Debtors-in-Possession) as of May 31, 2005 and 2004 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended May 31, 2005 and 2004, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicus Communications Group, Inc. (Debtors-in-Possession) as of May 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years ended May 31, 2005 and 2004, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has filed for protection under Chapter 11 of the U. S. Bankruptcy Code and continues to experience operating losses and negative cash flow from operating activities. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                              /s/S.W. HATFIELD, CPA

                                              S. W. HATFIELD, CPA
Dallas, Texas
July 15, 2005

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)
                   CONSOLIDATED BALANCE SHEETS
                      May 31, 2005 and 2004

                                                       May 31, 2005     May 31, 2004
                                                       ------------     ------------
                              ASSETS
                              ------
Current Assets
 Cash on hand and in bank                             $     163,914     $    921,740
 Accounts receivable - Trade, net of allowance
   for doubtful accounts of approximately
   $500,000 and $1,500,000, respectively                  1,415,849        5,709,436
 Advances due from officer                                        -           15,000
 Prepaid expenses                                           978,463          275,517
                                                       ------------     ------------
  Total current assets                                    2,558,226        6,921,693
                                                       ------------     ------------

Property and equipment - at cost                            688,786          673,729
 less accumulated depreciation                             (538,570)        (407,360)
                                                       ------------     ------------
  Net property and equipment                                150,216          266,369
                                                       ------------     ------------

Other Assets
 Deposits and other                                         526,976          357,217
 Trademark and corporate name development costs              23,524           23,524
                                                       ------------     ------------
  Total other assets                                        550,500          380,741
                                                       ------------     ------------

TOTAL ASSETS                                           $  3,258,942     $  7,568,803
                                                       ============     ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Liabilities not subject to compromise
 Current Liabilities
  Deferred customer revenue                           $     670,402     $          -
  Accounts payable - trade                                  198,664                -
  Accrued taxes payable and other liabilities               877,942                -
  Accrued rent to officer/shareholder                        10,500                -
  Accrued officers compensation                             206,031                -
                                                       ------------     ------------
  Total liabilities not subject to compromise             1,963,539                -
Liabilities subject to compromise                        17,566,475       16,853,375
                                                       ------------     ------------
  Total Liabilities                                      19,530,014       16,853,375
                                                       ------------     ------------

Commitments and contingencies

Stockholders' (Deficit)
 Preferred stock - $0.001 par value
  5,000 shares authorized
 None issued and outstanding                                      -                -
 Common stock - $0.001 par value.
  800,000,000 shares authorized.
  661,404,214 and 258,058,655 shares issued
    and outstanding, respectively                           661,404          258,059
 Additional paid-in capital                              17,865,139       16,874,667
 Accumulated deficit                                    (34,797,615)     (26,417,298)
  Total stockholders' (deficit)                         (16,271,072)      (9,284,572)
                                                       ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  3,258,942     $  7,568,803
                                                       ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Years ended May 31, 2005 and 2004

<CAPTON>
                                                        Year ended       Year ended
                                                       May 31, 2005     May 31, 2004
                                                       ------------     ------------
Revenues - net                                         $ 18,775,796     $ 25,190,543
Cost of Sales                                           (15,288,616)     (17,509,300)
                                                       ------------     ------------

Gross Profit                                              3,487,180        7,681,243
                                                       ------------     ------------
Operating Expenses
 Selling and marketing expenses                           1,348,356        1,957,613
 General and administrative expenses                      4,054,945        4,982,769
 Bad debt expense                                         5,139,138        3,201,630
 Depreciation and amortization                              133,875          116,321
 Compensation expense related to
  common stock issuances at
  less than "fair value"                                    742,254          358,464
                                                       ------------     ------------
  Total operating expenses                               11,418,568       10,616,797
                                                       ------------     ------------

Income (Loss) from operations                            (7,931,388)      (2,935,554)

Other income
 Interest and other income (expense) - net                   14,612            1,826
 Interest expense                                          (413,541)        (324,649)
 Loss on disposition of fixed assets                              -          (28,185)
                                                       ------------     ------------

Earnings before reorganization items
 and income tax benefit                                  (8,330,317)      (3,286,562)

Reorganization items
 Professional fees                                          (50,000)               -
                                                       ------------     ------------

Loss before income tax benefit                           (8,380,317)      (3,286,562)

Provision for income tax benefit                                  -                -
                                                       ------------     ------------
Net (Loss)                                               (8,380,317)      (3,286,562)

Other comprehensive income                                        -                -
                                                       ------------     ------------
Comprehensive Loss                                     $ (8,380,317)    $ (3,286,562)
                                                       ============     ============

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                       $(0.01)          $(0.02)
                                                             ======           ======
Weighted-average number of shares
 of common stock outstanding                            588,774,840      163,960,608
                                                        ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      (Debtors-in-Possession)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Years ended May 31, 2005 and 2004

                                                            Additional
                                       Common Stock          paid-in      Accumulated
                                   Shares        Amount      capital        Deficit         Total
                                -----------    ---------   -----------   -------------   -------------
Balances at June 1, 2003        113,817,571    $ 113,818   $13,891,580   $(23,130,736)   $ (9,125,338)

Issuance of common stock for
 Cash                            17,000,000       17,000       621,000              -         638,000
 Retirement of debt             109,160,584      109,161     1,813,652              -       1,922,813
 Services rendered               18,080,500       18,080       548,435              -         566,515
                                -----------    ---------   -----------   ------------    ------------
Net loss for the year                     -            -             -     (3,286,562)     (3,286,562)

Balances at May 31, 2004        258,058,655      258,059    16,874,667    (26,417,298)     (9,284,572)

Issuance (Retirement) of
common stock for
 Retirement of debt             403,589,684      403,589       996,528              -       1,400,117
 Services rendered                 (244,125)        (244)       (6,056)             -          (6,300)

Net loss for the year                     -            -             -     (8,380,317)     (8,380,317)
                                -----------    ---------   -----------   ------------    ------------
Balances at May 31, 2005        661,404,214    $ 661,404   $17,865,139   $(34,797,615)   $(16,271,072)
                                ===========    =========   ===========   ============    ============











The accompanying notes are an integral part of these consolidated financial statements.

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended May 31, 2005 and 2004


<CAPTON>
                                                        Year ended       Year ended
                                                       May 31, 2005     May 31, 2004
                                                       ------------     ------------
Cash Flows from Operating Activities
 Net loss for the year                                 $ (8,380,317)    $ (3,286,562)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                             133,875          116,321
   Loss on disposition of fixed assets                            -           28,185
   Bad Debt Expense                                       5,139,138        3,201,630
   Expenses paid (rescinded) with common stock               (6,300)         566,515
     Forgiveness and extinguishment of accounts
       payable                                                    -         (111,000)
   Compensation expense related to common stock
     issuances at less than "fair value"                    742,254          358,464
   (Increase) Decrease in
     Accounts receivable                                   (845,551)      (5,906,179)
     Deposits, intangible and other assets                 (872,705)        (142,500)
   Increase (Decrease) in
     Deferred revenue                                       670,402                -
     Accounts payable                                       198,663                -
     Accrued taxes payable and other liabilities          1,094,473                -
     Liabilities subject to compromise                      239,180        3,815,817
                                                       ------------     ------------
Net cash used in operating activities                    (1,886,888)      (1,359,309)
                                                       ------------     ------------

Cash Flows from Investing Activities
 Decrease in restricted cash                                      -          201,296
 Proceeds from sale of fixed assets                               -            2,100
 Purchase of property and equipment                         (17,722)         (98,896)
                                                       ------------     ------------
Net cash used in investing activities                       (17,722)         104,500
                                                       ------------     ------------

Cash Flows from Financing Activities
 Increase (Decrease) in cash overdraft                     (233,072)         233,072
 Proceeds from sale of common stock                               -          638,000
 Cash advances (repayments) to/from affiliated
   entities                                              (1,223,880)         415,803
 Cash paid to acquire convertible debt                     (196,264)        (275,517)
 Proceeds from convertible debentures                     2,800,000        1,100,000
                                                       ------------     ------------
Net cash provided by financing activities                 1,146,784        2,111,358
                                                       ------------     ------------

Increase (Decrease) in Cash                                (757,826)         856,549
Cash at beginning of period                                 921,740           65,191
                                                       ------------     ------------

Cash at end of period                                  $    163,914     $    921,740
                                                       ============     ============

Supplemental Disclosure of Interest and Income
Taxes Paid
  Interest paid for the period                         $    556,344     $    120,000
                                                       ============     ============
  Income taxes paid for the period                     $          -     $          -
                                                       ============     ============
Supplemental Disclosure of Non-cash Investing
and Financing Activities
  Common stock issued for retirement of debt           $    247,878     $    764,348
                                                       ============     ============
  Common stock issued for payment of accrued
    interest                                           $          -     $    132,206
                                                       ============     ============
  Common stock issued in repayment of advances from
   shareholder/officer or affiliated entity            $    600,000     $    667,794
                                                       ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

         EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

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


NOTE B - Petition for Relief Under Chapter 11 of the U. S. Bankruptcy
         Code

On October 25, 2004 (Petition Date), Epicus Communications Group, Inc. (Epicus Communications for purposes of this footnote) and its subsidiary, Epicus, Inc., (Epicus for purposes of this footnote) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida (Bankruptcy Court) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Bankruptcy Code) (Case Nos. 04-34915, 04-34916, (collectively, Cases).

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as Debtors-In-Possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims are reflected in the accompanying August 31, 2004 balance sheet as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

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

Plan of Reorganization
----------------------

The Company has submitted a Plan of Reorganization (Plan) for consideration by the Bankruptcy Court and the affected creditors.

                       Summary of the Plan

(1)  Treatment of Claims and Interests
     ---------------------------------

The Plan classifies claims and interest into thirteen (13) classes as follows:

  A. CLASS 1: is the Bell South secured claim in the amount of $1,929,396.96, which is secured by a lien on the assets of Epicus.
  B. CLASS 2: is compromised of all secured claims other than the BellSouth Secured Claim, the NIR Group Debenture Claim and the IRS Secured Claim.
  C. CLASS 3: is the Debenture Claim of the NIR Group secured by a lien upon the NIR Group Collateral. The NIR Group is the company which is the common ownership and management group associated with the hedge funds that comprise the AJW Group.
  D. CLASS 4: are the priority claims against Epicus Communications.
  E. CLASS 5: are the priority claims against Epicus.
  F. CLASS 6:are the Convenience Claims against Epicus Communications.
  G. CLASS 7: are the Convenience Claims against Epicus.
  H. CLASS 8:are the Claims of General Unsecured Creditors against Epicus Communications.
  I. CLASS 9: are the General Unsecured Creditors against Epicus.
  J. CLASS 10: are the Insider Subordinated Debt Claims of Gerard Haryman, Thomas Donaldson and Aptek.
  K. CLASS 11: are the Equity Interest in Epicus Communications, exclusive of the equity interests of the Haryman Parties.
  L. CLASS 13: is the Secured Claim of the IRS.

The Plan calls for the acquisition of the assets and business operations of Epicus by Epicus Communications. The payment of $100,000.00 for the acquisition will be made to a Plan trustee and distributed pro rata to the holders of priority claims in the Epicus case. The BellSouth agreement will be assumed and assigned to Epicus Communications and the pre-petition default will be cured. Holders of unsecured claims will receive a pro rata distribution from a $175,000.00 contribution made by Gerard Haryman to the plan trust in exchange for releases for himself, Thomas Donaldson, Timothy Palmer, and Aptek, Inc. . Unsecured creditors will also receive a $25,000.00 payment from the NIR Group in exchange for a release, 7.5% of the capital stock of Reorganized Epicus Communications and the proceeds of Avoidance Actions, through a plan trust. Equity interests in Epicus will be extinguished.

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE B - Petition for Relief Under Chapter 11 of the U. S. Bankruptcy
         Code - Continued

Gerald Haryman will also contribute $25,000.00 (on behalf of himself and all holders of equity interests in Epicus Communications) to the reorganization of Epicus Communications so that holders of equity in Epicus Communications will retain their interest, subject to the dilution provided for in the Plan. The $25,000.00 contribution by Mr. Haryman will be utilized to make a pro rata distribution to the holders of Epicus Communications' priority claims and to the extent funds remain, they will be distributed pro rata to the holders of Epicus Communications' general unsecured claims. The NIR Group debentures will be reinstated and will retain or be granted a security interest in the assets it claims as its collateral.

(2)  Classification of Claims and Equity Interests
     ---------------------------------------------

Claims, other than Administrative Expense Claims, are classified for all purposes, including voting, confirmation, and distribution pursuant to the Plan, as follows:


         Class                Designation                  Impairment      Entitled to Vote
       -------   --------------------------------------    ----------   ---------------------
       Class 1   BellSouth Secured Claim                    Impaired          Yes
       Class 2   Other Secured Claims                       Impaired          Yes
       Class 3   NIR Group Debenture Claims                 Impaired          Yes
       Class 4   Priority Claims -Epicus Communications     Impaired          Yes
       Class 5   Priority Claims - Epicus                   Impaired          Yes
       Class 6   Convenience Claims
                   Epicus Communications                   Unimpaired   No (deemed to accept)
       Class 7   Convenience Claims - Epicus               Unimpaired   No (deemed to accept)
       Class 8   General Unsecured Claims
                   Epicus Communications                    Impaired          Yes
      Class 9    General Unsecured Claims - Epicus          Impaired          Yes
      Class 10   Insider Subordinated Debt Claims           Impaired          Yes
      Class 11   Epicus Communications Equity Interests     Impaired          Yes
      Class 12   Epicus Equity Interests                    Impaired    No (deemed to reject)
      Class 13   IRS Secured Claim                          Impaired          Yes

(3)  Claimants and Impaired Interest Holders

Claimants and Interest Holders entitled to vote under the Plan must affirmatively act in order for the Plan to be confirmed by the Court. According to the Debtors' Joint Plan, Classes 1, 2, 3, 4, 5, 8, 9, 10,
11, 12 and 13 are "impaired" classes within the meaning of Section 1124 of the Bankruptcy Code. These classes, accordingly, must vote to accept the Plan in order for the Plan to be confirmed without a cram down. A Claimant who fails to vote to either accept or reject the Plan will not be included in the calculation regarding acceptance or rejection of the Plan. A ballot to be completed by the holders of Claims and/or Interests is included herewith. Instructions for completing and returning the ballots are set forth thereon and should be reviewed at length. The Plan will be confirmed by the Bankruptcy Court and made binding upon all Claimants and Interest holders if (a) with respect to impaired Classes of Claimants, the Plan is accepted by holders of two-thirds (2/3) in amount and more than one-half (1/2) in number of Claims in each such class voting upon the Plan and (b) with respect to classes of Interest Holders, if the Plan is accepted by the holders of at least two-thirds (2/3) in amount of the allowed interests of such class held by holders of such interests. In the event the requisite acceptances are not obtained, the Bankruptcy Court may, nevertheless, confirm the Plan if it finds that the Plan accords fair and equitable treatment to any class rejecting it.
Your attention is directed to Section 1129 of the Bankruptcy Code for details regarding the circumstances of such "cram down" provisions.



        (Remainder of this page left blank intentionally)

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

These financial statements reflect the books and records of Epicus Communications Group, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the respective years ended May 31, 2005 and 2004, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducts business activities in only one distinct business segment.


NOTE D - Going Concern Uncertainty

The Company, in it's wholly-owned operating subsidiary only, has experienced cumulative operating losses for the five years ending May 31, 2001 through May 31, 2005 of approximately $9,200,000. The consolidated entity has used cash in operating activities for four years ending May 31, 2002 through May 31, 2005 of approximately $4,200,000.

Further, the Company remains delinquent in the payment of various Federal and State telecommunications service and sales taxes accrued subsequent to seeking protection under Chapter 11 of the U. S. Bankruptcy Code. The Company, prior to seeking protection under Chapter 11 of the U. S. Bankruptcy Code, was the subject of various levies and collection actions by the Internal Revenue Service and various State tax authorities. The withdrawal of the Company's ability to operate in any jurisdiction as a result of the non-payment of these taxes could be detrimental to the Company's ongoing operations and financial condition.

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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

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

(1)  Cash and cash equivalents
     -------------------------

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

(2)  Accounts receivable
     -------------------

  In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States and are principally concentrated in the southeastern quadrant of the country. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, the Company adopted the policy of recording a net accounts receivable balance equal to the actual cash collected during the 30 day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable and the actual subsequent cash collections is recorded as bad debt expense in the reporting period.

(3)  Property and Equipment
     ----------------------
  Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally three to ten years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

(4)  Intangible Assets
     -----------------

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

          EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE E - Summary of Significant Accounting Policies - Continued

(4)  Intangible Assets - continued
     -----------------

  Other intangible assets are amortized over the estimated useful life of the underlying asset using the straight-line method.

(5)  Revenue Recognition
     -------------------

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

(6)  Income Taxes
     ------------

  The Company uses the asset and liability method of accounting for income taxes. At May 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

  As of May 31, 2005 and 2004, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

(7)  Advertising costs
     -----------------
  The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

(8)  Earnings (loss) per share
     -------------------------

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

  At May 31, 2005 and 2004, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

          EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE E - Summary of Significant Accounting Policies - Continued

(9)  Employee Stock Options
     ----------------------

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


NOTE G - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2005 and 2004, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.


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

As of May 31, 2005, the Company has approximately $375,000 in cash on deposit with BellSouth Corp. to secure future service and has assigned a collateral interest, via a UCC-1 filing, in virtually all of the Company's assets to BellSouth Corp.


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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J - Property and Equipment

Property and equipment consists of the following as of May 31, 2005 and 2004, respectively:

                                         May 31, 2005   May 31, 2004  Estimated life
                                         ------------   ------------  --------------

     Computer equipment                   $ 462,295      $ 460,488      5 years
     Office furniture and fixtures           81,452         68,202     7-10 years
     Software and system programming        145,039        145,039      5 years
                                          ---------      ---------
                                            688,786        673,729
     Less accumulated depreciation         (538,570)      (407,360)
                                          ---------      ---------
     Net property and equipment           $ 150,216      $ 266,369
                                          =========      =========

Depreciation expense for the years ended May 31, 2005 and 2004 was approximately $133,875 and $116,321, respectively.

NOTE K - Liabilities Subject to Compromise

Liabilities subject to compromise, pursuant to the Company's bankruptcy petition, are as follows:

                                                     May 31, 2005    May 31, 2004
                                                     ------------    ------------

     Accounts payable - trade                        $  5,200,758    $  5,085,574
     Convertible debentures                             4,136,652       1,590,780
     Accrued sales and service taxes payable            3,602,860       3,305,537
     Accrued officer compensation                       2,927,733       2,825,568
     Accrued interest payable                             813,787         956,590
     Notes payable to banks and other                     350,000       1,197,878
     Accrued payroll and payroll taxes payable            337,503         492,692
     Accrued rent payable to affiliate                    157,567         150,067
     Advances from controlling shareholder/officer         39,615       1,015,617
     Cash overdraft                                             -         233,072
                                                     ------------    ------------
         Total liabilities subject to compromise     $ 17,566,475    $ 16,853,375
                                                     ============    ============


NOTE L - Accrued Officer Compensation

As of May 31, 2005, the Company has accrued post-petition compensation of approximately $206,031 to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

Included in liabilities subject to compromise is approximately $2,928,000 for accrued, but unpaid, officers compensation through October 31, 2004.



        (Remainder of this page left blank intentionally)

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE M - Notes Payable - Other - Subject to Compromise

Notes payable to others at May 31, 2005 and 2004, respectively, are as follows:

                                                     May 31, 2005    May 31, 2004
                                                     ------------    ------------

$400,000 note payable to creditor trust fund.
Interest at 8.0%.                                      $  350,000     $   350,000

$750,000 note payable to a foreign corporation.
  Interest at 13.0%. This debt was purchased by
  the Company's controlling shareholder/
  officer during the quarter ended August 31, 2004              -         750,000

$97,878 note payable to an unrelated entity.
  Non-interest bearing.  This debt was purchased
  by the Company's controlling shareholder/officer
  during the quarter ended August 31, 2004                      -          97,878
                                                       ----------      ----------
 Total notes payable to others                         $  350,000      $1,197,878
                                                       ==========      ==========


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

At May 31, 2005 and 2004, the Company was indebted to the controlling shareholder/officer in the amounts of approximately $39,615 and $1,015,617, respectively, and cumulative accrued interest on these debts of approximately $443,000 and $161,000. These balances are included in the "Liabilities subject to compromise" caption on the accompanying balance sheet.


NOTE O - Convertible Debentures - Subject to Compromise

As of May 31, 2005 and 2004, the Company has outstanding aggregate balances on convertible debentures of approximately $4,137,000 and $1,591,000.

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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE O - Convertible Debentures - Subject to Compromise

Debenture #1 - continued
------------

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

             EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

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

 6. Effectiveness of the Registration Statement: The Company shall take all necessary actions, including the preparing and filing of one or more registration statements of the Company and any amendments or supplements thereto (the "Registration Statement") required under the Securities Act of 1933, as amended, and the rules and regulation thereunder, to cause the Shares issuable upon conversion of the Owned Debentures to be registered for resale pursuant to an effective Registration Statement. If (I) the Company fails to respond to all comments made by the Securities and Exchange Commission (the "SEC") in connection with the Registration Statement within ten (10) business days of receipt from the SEC or (ii) the SEC has not declared the Registration Statement effective on or before July 10, 2003, then the Company shall immediately pay to each Debenture Holders an amount equal to five percent (5%) of the sum of (a) the outstanding balance of the Debenture Holders's Owned Debentures, (b) accrued interest on the Debenture Holders's Owned Debentures and a premium equal to thirty percent (30%) of the sum of (a) and (b) (the "Registration Penalty"). The Registration Penalty shall be payable either in cash or Shares, the number of which shall be based on the conversion price set forth in the Owned Debentures, at each Debenture Holders's option. If a Debenture Holders elects to receive the Registration Penalty in cash, then the full amount of the Registration Penalty shall be paid to such Debenture Holders by wire transfer of immediately available funds in accordance with the instructions set forth on attached Schedule II.

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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

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

As of May 31, 2005, and subsequent thereto, the Company has not successfully completed the filing of the mandated Registration Statement and had said filing deemed effective by the U. S. Securities and Exchange Commission.


NOTE P - Income Taxes

The components of income tax (benefit) expense for each of the years ended May 31, 2005 and 2004, respectively, are as follows:

                                         May 31, 2005     May 31, 2004
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
                                              =======          =======




        (Remainder of this page left blank intentionally)

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - Income Taxes - Continued

The Company has a net operating loss carryforward of approximately $16,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2006. Additionally, this operating loss carryforward will be adjusted in future periods for the forgiveness of any amounts through the Company's filing for protection under Chapter 11 of the U. S. Bankruptcy Code. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the years ended May 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                         May 31, 2005     May 31, 2004
                                         ------------     ------------
Statutory rate applied to loss before
  income taxes                           $ (2,600,000)    $ (1,120,000)
Increase (decrease) in income taxes
resulting from:
  State income taxes                                -                -
  Other, including reserve for deferred
  tax asset                                 2,600,000        1,120,000
                                         ------------     ------------
     Income tax expense                  $          -     $          -
                                         ============     ============

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2005 and 2004, respectively:

                                         May 31, 2005     May 31, 2004
                                         ------------     ------------
   Deferred tax assets
     Net operating loss carryforwards    $  8,280,000     $  5,680,000
     Less valuation allowance              (8,280,000)      (5,680,000)
                                         ------------     ------------
   Net Deferred Tax Asset                $          -     $          -
                                         ============     ============

During each of the years ended May 31, 2005 and 2004, respectively, the valuation allowance (decreased) increased by approximately $2,600,000 and $920,000.


NOTE Q - Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at May 31, 2005 and 2004, respectively.

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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE Q - Preferred Stock - Continued

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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

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

On February 27, 2004, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-8 to register an aggregate
50,500,000 shares of common stock to be used as follows:

  1. 20,000,000 shares of the Company's Common Stock that may be issued pursuant to its 2004 Stock Option Plan. Also registered hereunder are such additional shares of Common Stock, presently indeterminable, as may be necessary to satisfy the anti-dilution provisions of the Plan to which this Registration Statement relates in accordance with Rule 416 under the Securities Act of 1933, as amended (the "Securities Act");
  2. 9,000,000 shares of the Company's Common Stock to be issued to Marc Sporn as compensation for consulting services performed by Mr. Sporn under contract with Eastern Consulting Corp;
  3. 3,500,000 shares of the Company's Common Stock to be issued to Jeffrey A. Rinde as compensation for legal services rendered by Mr. Rinde under a retainer agreement with Bondy & Schloss LLP, the Company's new principal securities counsel; and
  4. 18,000,000 shares of the Company's Common Stock to be issued to Manny Shulman as compensation for consulting services rendered by Mr. Shulman.

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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

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

As of May 31, 2005, Company management completed a reconciliation of the issued and outstanding stock with the records of the Company's independent stock transfer agent. It was determined that the cancellation of approximately
244,125 shares of common stock had not been recorded. The initial transaction related to these shares was for various consulting fees valued at approximately $6,300. The Company recorded the effect of this transaction in the fourth quarter of Fiscal 2005 as if it had happened on June 1, 2004, the first day of the current fiscal year.


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

The following table presents warrant activity through May 31, 2005:

                                                                Weighted
                                                                Average
                                                  Number of     Exercise
                                                    Shares       Price
                                                  ---------     --------
   Balance at May 31, 2002                                -         -
   Issued                                         1,100,000       $0.03
   Exercised                                              -         -
   Expired                                                -                     -
                                                  ---------
   Balance at May 31, 2004                        1,100,000       $0.03

   Issued                                         2,200,000       $0.03
   Exercised                                              -         -
   Expired                                                -                     -
                                                  ---------
   Balance at May 31, 2005                        3,300,000       $0.03
                                                  =========

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE T - Stock Options

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

As of May 31, 2005, no options under the 2004 Stock Option Plan have been granted.

The following tables summarize common stock options activity for the two years ended May 31, 2005:

                                                            Weighted average
                                                            price per share
                                                            ----------------
  Options outstanding at May 31, 2003           -                    -
   Issued                                       -                    -
   Exercised                                    -                    -
                                           ------
   Expired/Terminated                           -                    -

  Options outstanding at May 31, 2004           -                    -
   Issued                                       -                    -
   Exercised                                    -                    -
                                           ------
   Expired/Terminated                           -                    -
  Options outstanding at May 31, 2005           -                    -

          EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

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
                  =========    =========   ==========   ===========

As of May 31, 2005, there are no granted and outstanding options.
Additionally, all granted options were concurrently and simultaneously exercised by the respective employee or officer.

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


NOTE U - Commitments and Contingencies

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Company's President and Chief Executive Officer. The lease was renegotiated in June 2003 and provides for annual rentals of approximately $18,000. Rent expense for each of the years ended May 31, 2005 and 2004 was $18,000, respectively.

The Company's operating subsidiary, Epicus, entered into sublease agreement for office space in Lake Mary, Florida. The lease expired September 24, 2004 and required monthly rental payments of approximately $11,500 per month for the first 12 months of the sublease term and $11,845 for the remainder of the term. This obligation expired with no further obligation on the part of Epicus.

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

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE U - Commitments and Contingencies - Continued

Leased facilities - continued

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                                Year ended
                                                  May 31,        Amount
                                                ----------    -----------
                                                   2006       $   255,249
                                                   2007           262,906
                                                   2008           270,793
                                                   2009           278,917
                                                   2010           239,053
                                                              -----------
                                                 Total        $ 1,306,918
                                                              ===========

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

During the quarter ended May 31, 2005, and subsequent thereto, there has been no significant change in any of the above listed litigation, except as noted.

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     (Debtors-in-Possession)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE U - Commitments and Contingencies - Continued

Other matters

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


NOTE U - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended May 31, 2004 and 2005, respectively:

                           Quarter ended   Quarter ended   Quarter ended   Quarter ended    Year ended
                             August 31,     November 31,    February 28,      May 31,         May 31,
                           -------------   -------------   -------------   -------------   ------------

Fiscal 2004
-----------
 Telecommunication
  revenues                   $ 6,060,810     $ 3,592,718    $  4,868,117   $   4,254,151   $ 18,775,796
 Gross profit                $ 1,885,164     $  (498,039)   $    750,885   $   1,349,170   $  3,487,180
 Net earnings (loss)
  after provision
  for income taxes           $(3,443,008)    $(3,921,313)   $   (665,168)  $   (350,828)   $ (8,380,317)
 Basic and fully diluted
  earnings per share              $(0.01)         $(0.01)            nil            nil          $(0.01)
 Weighted average
  number of shares
  issued and outstanding     388,338,979     646,653,521     653,199,105    661,404,214     588,774,840

Fiscal 2005
-----------
 Telecommunication
  revenues                   $ 5,180,596     $ 5,852,767    $  6,906,208   $  7,250,972    $ 25,190,543
 Gross profit                $ 1,641,560     $ 1,888,936    $  1,826,433   $  2,324,314    $  7,681,243
 Net earnings (loss)
  after provision
  for income taxes           $  (211,160)    $  (711,591)   $  (588,412)   $ (1,511,163)   $ (3,086,562)
 Basic and fully diluted
  earnings per share                 nil          $(0.01)           nil    $      (0.01)         $(0.02)
 Weighted average
  number of shares
  issued and outstanding     121,470,398     133,413,944    167,746,141     233,131,297     164,013,204
