Form 10QSB
period 2005-08-31
EPICUS COMMUNICATIONS GROUP INC
filed 2005-10-13
CIK 800401

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                             Form 10-QSB
---------------------------------------------------------------------------

(Mark one)

 X    Quarterly Report Under Section 13 or 15(d) of the Securities
---                     Exchange Act of 1934

              For the quarterly period ended August 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 6, 2005: 661,404,214
                                                 ----------------------------


Transitional Small Business Disclosure Format (check one):  YES       NO X
                                                                ---     ---

                   Epicus Communications Group, Inc.

           Form 10-QSB for the Quarter ended August 31, 2005

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

Part I - Item 1 - Financial Statements

        Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)
                   Consolidated Balance Sheets
                     August 31, 2005 and 2004

                              ASSETS                           August 31, 2005    August 31, 2004
                              ------                           ---------------    ---------------
Current Assets
 Cash on hand and in bank                                        $    138,867       $    117,081
 Accounts receivable - Trade, net of allowance
   for doubtful accounts of approximately $225,000
   and $225,000, respectively                                       1,175,686          3,244,632
 Prepaid expenses                                                     909,181            275,517
                                                                 ------------       ------------
    Total current assets                                            2,223,734          3,637,230
                                                                 ------------       ------------

Property and equipment - net                                          138,084            230,193
                                                                 ------------       ------------
Other Assets
 Deposits                                                             526,976            524,476
 Trademark and corporate name development costs                        23,524             23,524
                                                                 ------------       ------------
    Total other assets                                                550,500            548,000
                                                                 ------------       ------------

TOTAL ASSETS                                                     $  2,912,318       $  4,415,423
                                                                 ============       ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------
Liabilities not subject to compromise
 Current Liabilities
  Deferred customer revenue                                      $    553,554       $          -
  Accounts payable - trade                                            127,641                  -
  Accrued taxes payable and other liabilities                       1,267,022                  -
  Accrued rent to officer/shareholder                                  15,000                  -
  Accrued officers compensation                                       294,330                  -
                                                                 ------------       ------------
  Total liabilities not subject to compromise                       2,257,547                  -
Liabilities subject to compromise                                  17,599,399         16,624,106
                                                                 ------------       ------------
  Total Liabilities                                                19,856,946         16,624,106
                                                                 ------------       ------------

Commitments and contingencies

Stockholders' Deficit
 Preferred stock - $0.001 par value  - 5,000 shares authorized
  None issued and outstanding                                               -                  -
 Common stock - $0.001 par value - 800,000,000 shares
  authorized 661,404,214 and  627,671,351 shares issued
  and outstanding, respectively                                       661,404            627,611
 Additional paid-in capital                                        17,865,139         18,024,012
 Accumulated deficit                                              (35,471,171)       (29,860,306)
                                                                 ------------       ------------
    Total stockholders' deficit                                   (16,944,628)       (11,208,683)
                                                                 ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  2,912,318       $  4,415,423
                                                                 ============       ============









   The unaudited financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of
                these consolidated financial statements.                  3

        Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)
   Consolidated Statements of Operations and Comprehensive Loss
           Three months ended August 31, 2005 and 2004


                                                         Three months        Three months
                                                            ended               ended
                                                       August 31, 2005      August 31, 2004
                                                       ---------------      ---------------

Revenues - net                                           $3,909,247           $6,060,810
Cost of Sales (exclusive of depreciation shown
    separately below)                                    (3,150,966)          (4,175,646)
                                                         ----------           ----------

Gross Profit                                                758,281            1,885,164
                                                         ----------           ----------
Operating Expenses
 Selling and marketing expenses                               4,111              681,146
 General and administrative expenses                        751,343              957,806
 Bad debt expense                                           536,013            2,873,172
 Depreciation and amortization                               12,132               28,479
 Compensation expense related to common stock
  issuances at less than "fair value"                             -              709,919
                                                         ----------           ----------
    Total operating expenses                              1,303,599            5,250,522
                                                         ----------           ----------

Income (Loss) from operations                              (545,318)          (3,365,358)

Other income
 Interest and other income (expense) - net                        -                   10
 Interest expense                                          (132,738)             (77,660)
                                                         ----------           ----------

Income (Loss) before provision for income taxes            (676,056)          (3,443,008)

Provision for income taxes                                        -                    -
                                                         ----------           ----------

Net Loss                                                   (676,056)          (3,443,008)

Other comprehensive income                                        -                    -
                                                         ----------           ----------

Comprehensive Loss                                       $ (676,056)         $(3,443,008)
                                                         ==========          ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                       $(0.01)              $(0.01)
                                                             ======               ======

Weighted-average number of shares
 of common stock outstanding                            661,404,214          388,338,979
                                                        ===========          ===========






   The unaudited financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of
                these consolidated financial statements.                  4

           Epicus Communications Group, Inc. and Subsidiaries
                       (Debtor-in-Possession)
                 Consolidated Statements of Cash Flows
              Three months ended August 31, 2005 and 2004
                            (Unaudited)

                                                                      Three months     Three months
                                                                          ended            ended
                                                                     August 31, 2005  August 31, 2004
                                                                     ---------------  ---------------
Cash Flows from Operating Activities

 Net loss for the period                                               $(673,556)       $(3,443,008)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                                           12,132             28,479
   Bad Debt Expense                                                      536,013          2,873,172
   Compensation expense related to common stock
     issuances at less than "fair value"                                       -            709,919
   (Increase) Decrease in
     Accounts receivable                                                (295,850)          (408,368)
   Deposits and other assets                                              69,282           (167,259)
   Increase (Decrease) in
     Deferred revenue                                                   (116,848)                 -
     Accounts payable                                                    (71,023)                 -
     Accrued taxes payable and other liabilities                         481,879                  -
     Liabilities subject to compromise                                    32,924         (1,023,341)
                                                                       ---------         ----------
Net cash used in operating activities                                    (25,047)        (1,023,341)
                                                                       ---------         ----------
Cash Flows from Investing Activities
 Proceeds from sale of equipment                                               -              7,697
                                                                       ---------         ----------
Net cash used in investing activities                                          -              7,697
                                                                       ---------         ----------
Cash Flows from Financing Activities
 Increase (Decrease) in cash overdraft                                         -            222,182
 Repayments of advances from affiliated entities                               -           (847,878)
 Proceeds from convertible debentures                                          -            836,681
                                                                       ---------         ----------
Net cash provided by financing activities                                      -            210,985
                                                                       ---------         ----------

Increase (Decrease) in Cash                                              (25,047)          (804,659)
Cash at beginning of period                                              163,914            921,740
                                                                       ---------         ----------

Cash at end of period                                                   $138,867        $   117,081
                                                                       =========        ===========
Supplemental Disclosure of Interest and Income Taxes Paid
    Interest paid for the period                                       $  99,814        $   172,122
                                                                       =========        ===========
  Income taxes paid for the period                                     $       -        $         -
                                                                       =========        ===========

Supplemental Disclosure of Non-cash Investing and Financing Activities
  Common stock issued for retirement of debt                           $       -        $   808,978
                                                                       =========        ===========
  Offset of advance to officer against accrued officer compensation    $       -        $    15,000
                                                                       =========        ===========








   The unaudited financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of
                these consolidated financial statements.                  5

                       Epicus Communications
                    Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)
            Notes to Consolidated Financial Statements

NOTE A - Organization and Description of Business

Phoenix International Industries, Inc. (Company) was incorporated on July 22, 1985, pursuant to the laws of the State of Florida under the name Hydrobac, Inc. On July 7, 1986, the Company's name was changed to ProBac, Inc. and on October 5, 1994, its name was changed to Trident Environmental Systems, Inc. During those periods the Company's primary business was in various types of products and systems for use in the environmental clean-up industry. On October 2, 1996, the Company's name was changed to Phoenix International Industries, Inc. From January 1996 through May 31, 1997, the Company sought acquisitions as it wound down and closed its original environmental clean-up business.

In May 2003, Phoenix International Industries Inc. changed the company's name to Epicus Communications Group, Inc. (Epicus Group). The name change was effected to better reflect the Company's business emphasis on the telecommunications sector and to better create consistent name branding with the Company's wholly-owned operating subsidiary, EPICUS, Inc.

During the year ended May 31, 2000, the Company acquired control of Telephone Company of Central Florida, Inc. (TCCF), an entity then operating under Chapter 11 of the United States Bankruptcy Court. As an integral component of TCCF's Plan of Reorganization, the Company recapitalized
TCCF, effective on the effective date of TCCF's discharge from bankruptcy. On July 9, 1999, the U. S. Bankruptcy Court issued an Order of Confirmation related to TCCF's Plan of Reorganization and the Company recapitalized TCCF within ten days of the Confirmation Order. TCCF is a "competitive local exchange carrier ("CLEC") telephone company and a reseller of other telecommunications services. On January 17, 2001, the corporate name of TCCF was changed to EPICUS, Inc. (Epicus).

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

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as Debtors-
In-Possession pursuant to    1107 and 1108 of the Bankruptcy Code and the
orders of the Bankruptcy Court. These claims are reflected in the accompanying August 31, 2004 balance sheet as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

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


                       Summary of the Plan


(1)  Treatment of Claims and Interests
     ---------------------------------

The Plan classifies claims and interest into thirteen (13) classes as follows:

    A. CLASS 1: is the Bell South secured claim in the amount of $1,929,396.96, which is secured by a lien on the assets of Epicus.
    B. CLASS 2: is composed of all secured claims other than the BellSouth Secured Claim, the NIR Group Debenture Claim and the IRS Secured Claim.
    C. CLASS 3: is the Debenture Claim of the NIR Group secured by a lien upon the NIR Group Collateral. The NIR Group is the company which is the common ownership and management group associated with the hedge funds that comprise the AJW Group.
    D. CLASS 4: are the priority claims against Epicus Communications.
    E. CLASS 5: are the priority claims against Epicus.
    F. CLASS 6:are the Convenience Claims against Epicus Communications.
    G. CLASS 7: are the Convenience Claims against Epicus.
    H. CLASS 8:are the Claims of General Unsecured Creditors against Epicus Communications.
    I. CLASS 9: are the General Unsecured Creditors against Epicus.
    J. CLASS 10: are the Insider Subordinated Debt Claims of Gerard Haryman, Thomas Donaldson and Aptek.
    K. CLASS 11: are the Equity Interest in Epicus Communications, exclusive of the equity interests of the Haryman Parties.
    L. CLASS 13: is the Secured Claim of the IRS.

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

(2)   Classification of Claims and Equity Interests
      ---------------------------------------------

Claims, other than Administrative Expense Claims, are classified for all purposes, including voting, confirmation, and distribution pursuant to the Plan, as follows:


     Class            Designation                   Impairment     Entitled to Vote
    -------        ------------------               ----------     ----------------

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


(3)   Claimants and Impaired Interest Holders
      ---------------------------------------

Claimants and Interest Holders entitled to vote under the Plan must affirmatively act in order for the Plan to be confirmed by the Court. According to the Debtors' Joint Plan, Classes 1, 2, 3, 4, 5, 8, 9,
10, 11, 12 and 13 are "impaired" classes within the meaning of   1124
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

On September 30, 2005, the Company received approval of the aforementioned Plan of Reorganization. It is anticipated that the funding of the Plan will occur on or before October 31, 2005.

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

Further, the Company remains delinquent in the payment of various Federal and State telecommunications service and sales taxes accrued subsequent to seeking protection under Chapter 11 of the U. S. Bankruptcy Code. The Company, prior to seeking protection under Chapter 11 of the U. S. Bankruptcy Code, was the subject of various levies and collection actions by the Internal Revenue Service and various State tax authorities. The withdrawal of the Company's ability to operate in any jurisdiction as a result of the non-payment of these taxes could be detrimental to the Company's ongoing operations and financial condition. On October 25, 2004, the Company and it's operating subsidiary, Epicus, Inc., filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Case Nos. 04-34915, 04-34916, respectively). The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005.

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

2.  Accounts receivable
    -------------------

    In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States and are principally concentrated in the southeastern quadrant of the country which is principally served by BellSouth Corp. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, the Company adopted the policy of recording a net accounts receivable balance equal to the actual cash collected during the 30 day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable and the actual subsequent cash collections is recorded as bad debt expense in the reporting period.


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



        (Remainder of this page left blank intentionally)

        Epicus Communications Group, Inc. and Subsidiaries
                        (Debtor-in-Possession)

      Notes to Consolidated Financial Statements - Continued


NOTE E - Summary of Significant Accounting Policies - Continued

4.  Intangible Assets
    -----------------

    Monies paid for development of the trade name "Epicus", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the years ended May 31, 2005 and 2004 and the period through August 31, 2005, management has determined that the Company's trade name continues to have value and, accordingly, no charges to operations were made for impairments in the future benefit of this trade name.

    Other intangible assets are/were amortized over the estimated useful life of the underlying asset using the straight-line method.

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

6.  Income Taxes
    ------------

    The Company uses the asset and liability method of accounting for income taxes. At August 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

    As of August 31, 2005 and 2004, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

8.  Earnings (loss) per share - continued
    -------------------------------------

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

    At August 31, 2005 and 2004, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.


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

NOTE G - Concentrations of Credit Risk


The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2005 and 2004 and the period through August 31, 2005, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.




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

As of August 31, 2005, the Company has approximately $375,000 in cash on deposit with BellSouth Corp. to secure future service and has assigned a collateral interest, via a UCC-1 filing, in virtually all of the Company's assets to BellSouth Corp.


NOTE I - Advances due from Officer

In prior periods, predating Sarbanes-Oxley Act of 2002, the Company advanced approximately $15,000 to a corporate officer. During the quarter ended August 31, 2004, the Company and the corporate officer agreed to offset the $15,000 advance against the accrued, but unpaid, compensation. As of August 31, 2005, the Company had post-bankruptcy petition accrued compensation of approximately $86,000 due, but unpaid, to this officer.


NOTE J - Property and Equipment

Property and equipment consists of the following as of August 31, 2005 and 2004, respectively:


                                     August 31, 2005    August 31, 2004   Estimated life
                                     ---------------    ---------------   --------------
     Computer equipment                  $462,295         $465,175           5 years
     Office furniture and fixtures         81,452           53,150         7-10 years
     Software and system programming      145,039          145,039           5 years
                                         --------         --------
                                          688,786          663,367
     Less accumulated depreciation       (550,702)        (433,174)
                                         --------         --------

     Net property and equipment          $138,084         $230,193
                                         ========         ========


Depreciation expense for the three months ended August 31, 2005 and 2004 was approximately $12,132 and $28,479, respectively.


NOTE K - Liabilities Subject to Compromise

Liabilities subject to compromise, pursuant to the Company's bankruptcy petition, are as follows:

                                                    August 31, 2005     August 31, 2004
                                                    ---------------     ---------------

     Accounts payable - trade                        $  5,200,758         $ 4,309,815
     Convertible debentures                             4,136,652           2,218,483
     Accrued sales and service taxes payable            3,602,860           3,637,663
     Accrued officer compensation                       2,927,733           2,868,867
     Accrued interest payable                             846,711             862,128
     Notes payable to banks and other                     350,000             350,000
     Accrued payroll and payroll taxes payable            337,503             351,712
     Accrued rent payable to affiliate                    157,567             154,567
     Advances from controlling shareholder/officer         39,615             415,617
     Cash overdraft                                             -             455,254
                                                      -----------         -----------
         Total liabilities subject to compromise      $17,599,399         $15,624,106
                                                      ===========         ===========

        Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)

      Notes to Consolidated Financial Statements - Continued


NOTE L - Accrued Officer Compensation

As of May 31, 2005, the Company has accrued post-petition compensation of approximately $294,330 to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

Included in liabilities subject to compromise is approximately $2,928,000 for accrued, but unpaid, officers compensation through October 31, 2004.


NOTE M - Notes Payable - Other - Subject to Compromise

Notes payable to others at August 31, 2005 and 2004, respectively, are as follows:

                                             August 31, 2005  August 31, 2004
                                             ---------------  ---------------

$400,000 note payable to creditor trust fund.
   Interest at 8.0%.                            $350,000         $350,000
                                                ========         ========


NOTE N - Advances from Controlling Shareholder/Officer-Subject to Compromise

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

At August 31, 2005 and 2004, the Company was indebted to the controlling shareholder/officer in the amounts of approximately $39,615 and $415,617, respectively, and cumulative accrued interest on these debts of approximately $121,000 and $492,000. These balances are included in the "Liabilities subject to compromise" caption on the accompanying balance sheet.


NOTE O - Convertible Debentures - Subject to Compromise

As of August 31, 2005 and 2004, the Company has outstanding aggregate balances on convertible debentures of approximately $4,137,000 and $1,118,000.

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

        Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)

      Notes to Consolidated Financial Statements - Continued


NOTE P - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended August 31, 2005 and 2004, respectively, are as follows:


                                            August 31, 2005   August 31, 2004
                                            ---------------   ---------------
   Federal:
     Current                                  $     -           $     -
     Deferred                                       -                 -
                                              -------           -------
                                                    -                 -
   State:                                     -------           -------

     Current                                        -                 -
     Deferred                                       -                 -
                                              -------           -------
                                                    -                 -
                                              -------           -------
     Total                                    $     -           $     -
                                              =======           =======


The Company has a net operating loss carryforward of approximately $19,670,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2006. This net operating loss carryforward will be adjusted in future periods for the forgiveness of any amounts through the Company's filing for protection under Chapter 11 of the U. S. Bankruptcy Code. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the three months ended
August 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:



                                                     August 31, 2005  August 31, 2004
                                                     ---------------  ---------------

Statutory rate applied to loss before income taxes     $(231,000)       $(929,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                            -               -
  Other, including reserve for deferred tax asset         231,000         929,000
                                                       ----------       ---------

     Income tax expense                                $        -       $       -
                                                       ==========       =========



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


                                              May 31, 2005    May 31, 2004
                                              ------------    ------------
   Deferred tax assets
     Net operating loss carryforwards          $8,280,000      $5,680,000
     Less valuation allowance                  (8,280,000)     (5,680,000)
                                               ----------      ----------

   Net Deferred Tax Asset                      $        -      $        -
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

        Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)

      Notes to Consolidated Financial Statements - Continued


NOTE Q - Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at August 31, 2005 and 2004, respectively.

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

The following table presents warrant activity through August 31, 2005:


                                                    Weighted
                                                    Average
                                       Number of    Exercise
                                        Shares       Price
                                      ----------    --------

   Balance at May 31, 2003                     -           -
   Issued                              1,100,000       $0.03
   Exercised                                   -           -
   Expired                                     -           -
                                      ----------    --------

   Balance at May 31, 2004             1,100,000       $0.03
   Issued                              2,200,000       $0.03
   Exercised                                   -           -
   Expired                                     -           -
                                      ----------    --------

   Balance at May 31, 2005             2,200,000       $0.03
   Issued                                      -           -
   Exercised                                   -           -
   Expired                                     -           -
                                      ----------    --------

   Balance at August 31, 2005          3,300,000       $0.03
                                      ==========

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


        (Remainder of this page left blank intentionally)

        Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)

      Notes to Consolidated Financial Statements - Continued


NOTE T - Stock Options - Continued

The following tables summarize common stock options activity for the two years ended May 31, 2005 and the period ended August 31, 2005:


                                                     Weighted average
                                                      price per share
                                                      ---------------

  Options outstanding at May 31, 2003           -                    -
   Issued                                       -                    -
   Exercised                                    -                    -
   Expired/Terminated                           -                    -
                                            -----
  Options outstanding at May 31, 2004           -                    -
   Issued                                       -                    -
   Exercised                                    -                    -
   Expired/Terminated                           -                    -
                                            -----
  Options outstanding at May 31, 2005           -                    -
   Issued                                       -                    -
   Exercised                                    -                    -
   Expired/Terminated                           -                    -
                                            -----

  Options outstanding at August 31, 2005        -                    -
                                            =====




                   Options    Options     Options     Options     Exercise price range
                   granted   exercised  terminated  outstanding  per outstanding option
                   -------   ---------  ----------  -----------  ----------------------

2002 employees    3,067,777  3,067,777      -            -             $0.04 - $0.09
2002 officers     1,212,500  1,212,500      -            -                 $0.07
                  ---------  ---------    ---          ---

  Totals          4,280,277  4,280,277      -            -
                  =========  =========    ===          ===


As of August 31, 2005, there are no granted and outstanding options.

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

         Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)

      Notes to Consolidated Financial Statements - Continued


NOTE U - Commitments and Contingencies

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Company's President and Chief Executive Officer. The lease was renegotiated in June 2003 and provides for annual rentals of approximately $18,000. Rent expense for each of the years ended May 31, 2005 and 2004 was $18,000, respectively. Approximately $4,500 was charged to expense for the respective three months ended August 31, 2005 and 2004.

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

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:
                                        Year ended
                                          May 31,        Amount
                                        -----------   ------------

                                           2006       $   255,249
                                           2007           262,906
                                           2008           270,793
                                           2009           278,917
                                           2010           239,053
                                                      -----------

                                          Total       $ 1,306,918
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

        Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)

      Notes to Consolidated Financial Statements - Continued


NOTE U - Commitments and Contingencies - Continued

Litigation - continued
----------

A suit has been filed against Epicus in the Supreme Court of British Columbia in Vancouver, Canada by EXL Information Corporation, a Canadian corporation, in the amount of $184,761 for alleged breach of contract regarding a licensing fee for the use of their billing software. Epicus used the software for a short period of time and found that, contrary to the vendor's representations, it did not meet our specific needs and therefore stopped payment. EXL Information Corporation is seeking damages for the loss of revenue that would have been earned over the life of the agreement. The outcome of this litigation is not determinable at this time. However, as of October 6, 2005, it is believed by Management that the suit has been dismissed due to lack of prosecution.

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

During the quarter ended August 31, 2005, and subsequent thereto, there has been no significant change in any of the above listed litigation, except as noted.

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

  B. CLASS 2: is composed of all secured claims other than the BellSouth Secured Claim, the NIR Group Debenture Claim and the IRS Secured Claim.
  C. CLASS 3: is the Debenture Claim of the NIR Group secured by a lien upon the NIR Group Collateral. The NIR Group is the company which is the common ownership and management group associated with the hedge funds that comprise the AJW Group.
  D.  CLASS 4: are the priority claims against Epicus Communications.
  E.  CLASS 5: are the priority claims against Epicus.
  F.  CLASS 6:are the Convenience Claims against Epicus Communications.
  G.  CLASS 7: are the Convenience Claims against Epicus.
  H. CLASS 8:are the Claims of General Unsecured Creditors against Epicus Communications.
  I.  CLASS 9: are the General Unsecured Creditors against Epicus.
  J. CLASS 10: are the Insider Subordinated Debt Claims of Gerard Haryman, Thomas Donaldson and Aptek.
  K. CLASS 11: are the Equity Interest in Epicus Communications, exclusive of the equity interests of the Haryman Parties.
  L.  CLASS 13: is the Secured Claim of the IRS.

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

(2) Classification of Claims and Equity Interests
    ---------------------------------------------

Claims, other than Administrative Expense Claims, are classified for all purposes, including voting, confirmation, and distribution pursuant to the Plan, as follows:


   Class       Designation                        Impairment   Entitled to Vote
  -------   -----------------                     ----------   ----------------
  Class 1  BellSouth Secured Claim                  Impaired          Yes
  Class 2  Other Secured Claims                     Impaired          Yes
  Class 3  NIR Group Debenture Claims               Impaired          Yes
  Class 4  Priority Claims -Epicus Communications   Impaired          Yes
  Class 5  Priority Claims - Epicus                 Impaired          Yes
  Class 6  Convenience Claims
           Epicus Communications                   Unimpaired  No (deemed to accept)
  Class 7  Convenience Claims - Epicus             Unimpaired  No (deemed to accept)
  Class 8  General Unsecured Claims
           Epicus Communications                    Impaired          Yes
  Class 9  General Unsecured Claims - Epicus        Impaired          Yes
  Class 10 Insider Subordinated Debt Claims         Impaired          Yes
  Class 11 Epicus Communications Equity Interest    Impaired          Yes
  Class 12 Epicus Equity Interests                  Impaired   No (deemed to reject)
  Class 13 IRS Secured Claim                        Impaired          Yes


(3) Claimants and Impaired Interest Holders
    ---------------------------------------

Claimants and Interest Holders entitled to vote under the Plan must affirmatively act in order for the Plan to be confirmed by the Court. According to the Debtors' Joint Plan, Classes 1, 2, 3, 4, 5, 8, 9, 10,
11, 12 and 13 are "impaired" classes within the meaning of   1124 of
the Bankruptcy Code. These classes, accordingly, must vote to accept the Plan in order for the Plan to be confirmed without a cram down. A Claimant who fails to vote to either accept or reject the Plan will not be included in the calculation regarding acceptance or rejection of the Plan. A ballot to be completed by the holders of Claims and/or Interests is included herewith. Instructions for completing and returning the ballots are set forth thereon and should be reviewed at length. The Plan will be confirmed by the Bankruptcy Court and made binding upon all Claimants and Interest holders if (a) with respect to impaired Classes of Claimants, the Plan is accepted by holders of two-thirds (2/3) in amount and more than one-half (1/2) in number of Claims in each such class voting upon the Plan and (b) with respect to classes of Interest Holders, if the Plan is accepted by the holders of at least two-thirds (2/3) in amount of the allowed interests of such class held by holders of such interests. In the event the requisite acceptances are not obtained, the Bankruptcy Court may, nevertheless, confirm the Plan if it finds that the Plan accords fair and equitable treatment to any class rejecting it. Your attention is directed to Section 1129 of the Bankruptcy Code for details regarding the circumstances of such "cram down" provisions.

On September 30, 2005, the Company received approval of the aforementioned Plan of Reorganization. It is anticipated that the funding of the Plan will occur on or before October 31, 2005.

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

Due to the nature of Epicus' customer base and other general economic conditions, Epicus recognized a charge to operations of approximately $2,873,172 for quantified bad debt exposures within it's trade accounts receivable portfolio for the quarter ended August 31, 2004. In reaching the estimate for bad debts in the trade accounts receivable portfolio, management evaluated the response to both it's in-house and outsourced collection efforts on delinquent and disconnected customers.

On September 13, 2005, the Company filed a Current Report on Form 8-K noting the following:

  "Epicus Communication Group, Inc., Inc., (Epicus), (NASDAQ/BB: EPUCQ) and its only active subsidiary, Epicus, Inc., have been operating under the protection of Chapter 11 of the US Bankruptcy Code since October 25, 2004. Their Plan of Reorganization and the accompanying Disclosure Statements were filed with the Bankruptcy Court on August 9, 2005. Epicus, Inc., is a CLEC based in Orlando, Florida and generates its income from the reselling of telecommunication services. The primary geographical marketing and service area of Epicus has been in the following eight states of the BellSouth service area: Alabama, Florida, Georgia, Kentucky, Mississippi, North and South Carolina and Tennessee. As part of its Plan of Reorganization, Epicus submitted an income forecast through December 2006.

  These forecasts were estimates based on our customer base prior to Hurricane Katrina. Hurricane Katrina, which swept across the Gulf Coast States on Monday, has had a negative effect on our business. Approximately 25-30% of our customer base is located in the hurricane impact area. It is not yet possible to determine the exact effect Katrina will have on our business. However, in order to allow for that negative impact on our near term income, and until more definite information becomes available, Epicus has assumed that its revenues will have a drop of approximately 20% for the first two months post Katrina. After that we believe there will be a slow recovery process as service is restored and we regain some of our old customers and add new ones. Epicus is also changing the geographic concentration of our new marketing effort to areas that were not affected by Katrina. We believe these steps will enable us to recover our lost revenues.

  Epicus Communication Group, Inc., Inc. is not insured for the loss of business due to "Acts of God"."

The following table reflects the quarterly revenues of the consolidated entity, principally all from Epicus, since the first quarter of Fiscal 2003:

  Quarter ended August 31, 2002         $1,686,900
  Quarter ended November 30, 2002       $2,547,800
  Quarter ended February 28, 2003       $3,210,500
  Quarter ended May 31, 2003            $2,954,300

  Quarter ended August 31, 2003         $5,180,600
  Quarter ended November 30, 2003       $5,852,800
  Quarter ended February 29, 2004       $6,906,208
  Quarter ended May 31, 2004            $7,250,972

  Quarter ended August 31, 2004         $6,060,810
  Quarter ended November 30, 2004       $3,592,718
  Quarter ended February 28, 2005       $4,868,117
  Quarter ended May 31, 2005            $4,254,151

  Quarter ended August 31, 2005         $3,909,247

Through August 31, 2005, as a result of management's actions related to the October 2004 filing for relief under the U. S. Bankruptcy Code, quarterly revenues continue to decline. These declines are directly related to an evaluation of the various states where the Company was providing service, the direct cost of service to that State, the number of customers in a particular State and various problems in dealing with telecommunications backbone providers outside BellSouth Corp. and Global Crossing, the

Company's two primary backbone providers. Management believes that it has identified the service areas which afford the best potential profitability and customer quality.

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

Results of Operations

Epicus Communications Group, Inc. (Company or Epicus Group) operates as a holding company whose interests are currently only in the telecommunications industry; however, we may become involved in any venture which management believes would be in the best interest of the Company and its shareholders. The disclosures in this quarterly report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

For the three month period ended August 31, 2005, the Company reported revenues of approximately $3,909,000 with gross profit of approximately $758,000 (19.4%) as compared to revenues of approximately $6,061,000 with a gross profit of approximately $1,885,000 (31.1%) for the three month period ended August 31, 2004. These revenues were solely derived from telecommunication service sales generated by Epicus Group's operating subsidiary, Epicus, inc. We have experienced deteriorations in gross margins as a result of various statutory changes and U. S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company.

The Company incurred selling, marketing, general and administrative expenses of approximately $4,100 and 1,639,000 for the three month periods ended August 31, 2005 and 2004, respectively. As a result of the bankruptcy action, the Company disbanded it's in-house marketing operations. The Company is also experiencing a negative impact from this action in replacing customers lost through normal attrition in the telecommunications industry.

General and administrative expenses declined to approximately $747,000 for the three months ended August 31, 2005 as compared to approximately $958,000 for the three months ended August 31, 2004. The elimination of personnel and the related support costs as a result of the bankruptcy action was the primary source of these cost savings. Management is of the opinion that the cost levels experienced during the 4th quarter of Fiscal 2005 should be reflective of future periods. However, due to the uncertainty of the bankruptcy action, the need for adding personnel and other unpredictable factors, the actual cost levels in future periods may experience significant fluctuations. As a result of the bankruptcy action, management is evaluating all possible areas of personnel and expenditure savings, including the utilization of third-party service providers for customer service, billing, cash management and carrier billing review. The ultimate impact, if any, of these items being considered is unknown at this time; however, management is of the opinion that only actions with a positive impact on the Company's operations and profitability will be undertaken.

The Company experienced a net loss of approximately $(678,000) and $(3,443,000) for the three month periods ended August 31, 2005 and 2004.
A significant component of the net loss for the three months ended
August 31, 2005 and 2004, respectively, was the charge to operations for the recognition of bad debts of approximately $536,000 and $2,873,000 to write off amounts deemed uncollectible in the trade accounts receivable portfolio due to ineffective efforts by outsourced collection agencies and in-house operations. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, the Company adopted the policy of recording a net accounts receivable balance equal to the actual cash collected during the 30 day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable and the actual subsequent cash collections is recorded as bad debt expense in the reporting period.

Additionally, the Company, for the three months ended August 31, 2004, recorded an approximate $710,000 in non-cash charges to operations for compensation expense related to the difference between the value assigned to transactions involving the issuance of the Company's restricted, unregistered common stock and the "fair value" of the underlying securities on the individual transaction dates.

Also continuing to contribute to our operating loss during the period are the expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company.

In order for us to pay our operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, we were, prior to our Chapter 11 bankruptcy filing, dependent upon the funds provided by interest bearing loans from our executive officers, directors and shareholders, and the sale of stock in prior periods under the terms and conditions of Regulation S of the Securities Act of 1933.

We still continue to be dependent upon the willingness of our executive officers/directors and consultants to accept shares and/or defer all or partial compensation for continued services to us, which services we consider to be valuable and necessary to our continued operations.

In Fiscal 2000, under a previous Bankruptcy "Plan of Reorganization", we purchased and acquired 100% of the common stock of Epicus, Inc., and as the "Reorganized Debtor" we operate Epicus, Inc's. business. In addition to the payment of $570,000 ten days after the Plan of Reorganization was approved by the Court; a "Creditors Trust" was established for all "Allowed Unsecured Claims in excess of $1,000, into which we paid an initial deposit of $100,000 and are to continue to make semi-annual deposits of $100,000 each to a maximum of $500,000. In July of 2001 an agreement was made with the Creditors Committee to reduce the semi-annual payment to $50,000, on which the company is currently in arrears. There remains a balance due to the Creditors Trust of $350,000. For "Priority Claims" we agreed to pay a maximum of $300,000 over a 6 year period plus 8% simple interest with an initial deposit of $25,000. There is no structured payment amount scheduled for the priority claims. This balance due was not paid as of our October 2005 Chapter 11 filing and, as such, is subject to further compromise in our Plan of Reorganization.

Liquidity and Capital Resources

As of August 31, 2005, May 31, 2005 and August 31, 2004, Epicus Group had approximately $139,000, 164,000 and $922,000 in available cash on hand.

During the years ending May 31, 2005 and 2004, respectively, we issued 403,590,000 and 109,161,000 shares of common stock in satisfaction of certain debt and accrued interest. We further issued approximately 17,000,000 shares of common stock during the year ended May 31, 2004 for cash to support our operations. Through August 31, 2005, we have not issued any new shares of common stock.

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

                   Part II - Other Information
                   ---------------------------

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

    A suit has been filed against Epicus in the Supreme Court of British Columbia in Vancouver, Canada by EXL Information Corporation, a
    Canadian corporation, in the amount of $184,761 for alleged breach of contract regarding a licensing fee for the use of their billing software. Epicus used the software for a short period of time and found that, contrary to the vendor's representations, it did not meet our specific needs and therefore stopped payment. EXL Information Corporation is seeking damages for the loss of revenue that would have been earned over the life of the agreement. The outcome of this litigation is not determinable at this time. Management intends to aggressively defend this action to conclusion and, at the present time, the ultimate
    resolution of this matter is a component of the   Company's filing for
    protection under Chapter 11 of the U. S. Bankruptcy Code. However, as of October 6, 2005, it is believed by Management that the suit has been dismissed due to lack of prosecution.

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

    During the quarter ended August 31, 2005, and subsequent thereto, there has been no significant change in any of the above listed litigation, except as noted.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

  None.

Item 3 - Defaults on Senior Securities

  None

Item 4 - Submission of Matters to a Vote of Security Holders

  None

Item 5 - Other Information

  None.

Item 6 - Exhibits

 Exhibits
 --------

  31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
  32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


---------------------------------------------------------------------------


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Epicus Communications Group, Inc.

Dated: October 6, 2005                 /s/ Gerard Haryman
                               ------------------------------------
                                                     Gerard Haryman
                                 President, Chief Executive Officer
                               Chief Financial Officer and Director