Form 10QSB
period 2005-11-30
EPICUS COMMUNICATIONS GROUP INC
filed 2006-01-17
CIK 800401

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                          Form 10-QSB



(Mark one)
[X]     Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended November 30, 2005

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

State the number of shares outstanding of each of the issuer's classes
of common equity as of the latest practicable date:	January 12,
2006: 10,067,600

Transitional Small Business Disclosure Format (check one):

               YES  [ ]                          NO [X]

                   Epicus Communications Group, Inc.

	Form 10-QSB for the Quarter ended November 30, 2005

                         Table of Contents


                                                                  Page
                                                                  ----
Part I - Financial Information

        Item 1  Financial Statements                                3

        Item 2  Management's Discussion and Analysis or
                Plan of Operation                                  22

        Item 3  Controls and Procedures                            27


Part II - Other Information

        Item 1  Legal Proceedings                                  27

        Item 2  Unregistered Sales of Equity Securities
                and Use of Proceeds                                27

        Item 3  Defaults Upon Senior Securities                    27

        Item 4  Submission of Matters to a Vote of
                Security Holders                                   27

        Item 5 Other Information                                   27

        Item 6 Exhibits                                            27


Signatures                                                         27

Part I
Item 1 - Financial Statements



           Epicus Communications Group, Inc. and Subsidiaries
                          (Debtor-in-Possession)
                        Consolidated Balance Sheets
                        November 30, 2005 and 2004

                                (Unaudited)


                                             November 30,       November 30,
                                                2005               2004
                                             ------------       ------------
                         ASSETS
                         ------
Current Assets
  Cash on hand and in bank                   $     80,229       $    330,533
  Accounts receivable - Trade, net of
    allowance for doubtful accounts of
    approximately $225,000 and $500,000,
    respectively                                1,082,675          2,149,610
  Prepaid expenses                                912,767            390,334
                                             ------------       ------------
    Total current assets                        2,075,671          2,870,577
                                             ------------       ------------

Property and equipment - at cost                  692,286            682,961
  less accumulated depreciation                  (563,028)          (465,126)
                                             ------------       ------------
    Net property and equipment                    129,258            217,835
                                             ------------       ------------

Other Assets
  Deposits and other                              579,887            526,976
  Trademark and corporate name development
    costs                                          23,524             23,524
                                             ------------       ------------
    Total other assets                            603,411            550,500
                                             ------------       ------------

TOTAL ASSETS                                 $  2,808,340       $  3,638,912
                                             ============       ============


	LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities not subject to compromise
  Current Liabilities
  Deferred customer revenue                  $    505,253       $    988,991
  Working capital advance                         159,820                  -
    Accounts payable - trade                      153,325             91,000
    Accrued taxes payable and other
      liabilities                               1,535,308            238,294
    Accrued rent to officer/shareholder            19,500              1,500
    Accrued officers compensation                 382,629             29,333
                                             ------------       ------------
     Total liabilities not subject
       to compromise                            2,757,835          1,349,218

Liabilities subject to compromise              18,474,081         17,541,873
                                             ------------       ------------

     Total Liabilities                         21,231,916         18,891,091
                                             ------------       ------------


Commitments and contingencies

Stockholders' (Deficit)
  Preferred stock - $0.001 par value
    5,000 shares authorized
    None issued and outstanding                         -                  -
  Common stock - $0.001 par value.
    800,000,000 shares authorized.
    661,404,214 and 653,139,105 shares
    issued and outstanding, respectively          661,404            653,139
  Additional paid-in capital                   17,865,139         18,071,663
  Accumulated deficit                         (36,950,119)       (33,781,619)
                                             ------------       ------------
     Total stockholders' (deficit)           (18,423,576)        (15,252,179)
                                             ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  (DEFICIT)                                  $  2,808,340       $ 53,638,912
                                             ============       ============






























The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

            Epicus Communications Group, Inc. and Subsidiaries
                          (Debtor-in-Possession)
	Consolidated Statements of Operations and Comprehensive Loss
            Six and Three months ended November 30, 2005 and 2004

                               (Unaudited)

                                        Six months      Six months      Three months    Three months
                                           ended           ended           ended           ended
                                        November 30,    November 30,    November 30,    November 30,
                                           2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------

Revenues - net                         $   7,276,659    $  9,653,528    $  3,367,412    $  3,592,718
Cost of Sales                             (5,862,298)     (8,266,403)     (2,711,332)     (4,090,757)
                                        ------------    ------------    ------------    ------------

Gross Profit                               1,414,361       1,387,125         656,080        (498,039)
                                        ------------    ------------    ------------    ------------

Operating Expenses
  Selling and marketing expenses              18,574       1,251,359          14,463         570,213
  General and administrative expenses      1,462,732       2,299,638         715,889       1,341,832
  Bad debt expense                           960,119       4,176,963         424,106       1,303,791
  Depreciation and amortization               24,458          57,766          12,326          29,287
  Compensation expense related to
    common stock issuances at
    less than "fair value"                         -         751,614               -          41,695
                                        ------------    ------------    ------------    ------------
     Total operating expenses              2,465,883       8,537,340       1,166,784       3,286,818
                                        ------------    ------------    ------------    ------------

Income (Loss) from operations             (1,051,522)     (7,150,215)       (510,704)     (3,784,857)

Other income
  Interest and other income
    (expense) - net                                -          14,612               -          14,602
  Interest expense                        (1,100,482)       (178,718)       (967,744)       (101,058)
  Loss on disposition of fixed assets              -               -               -               -
                                        ------------    ------------    ------------    ------------

Earnings before reorganization items
  and income tax benefit                  (2,152,004)     (7,314,321)     (1,478,448)     (3,871,313)

Reorganization items
  Professional and other fees                   (500)        (50,000)           (500)        (50,000)
                                        ------------    ------------    ------------    ------------

Loss before income tax benefit            (2,152,504)     (7,364,321)     (1,478,948)     (3,921,313)

Provision for income tax benefit                   -               -               -               -
                                        ------------    ------------    ------------    ------------

Net (Loss)                                (2,152,504)     (7,364,321)     (1,478,948)     (3,921,313)

Other comprehensive income                         -               -               -               -
                                        ------------    ------------    ------------    ------------



Comprehensive Loss                      $ (2,152,504)   $ (7,364,321)   $ (1,478,948)   $ (3,921,313)
                                        ============    ============    ============    ============

Net loss per weighted-average share
  of common stock outstanding,
  calculated on Net Loss - basic
  and fully diluted                          nil           $(0.01)           nil             $(0.01)
                                           =======         =======         =======           =======

Weighted-average number of shares
  of common stock outstanding            661,404,214      516,70,473     661,404,214     646,653,521
                                        ============    ============    ============    ============






























The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

              Epicus Communications Group, Inc. and Subsidiaries
                              (Debtor-in-Possession)
                      Consolidated Statements of Cash Flows
                   Six months ended November 30, 2005 and 2004

                                    (Unaudited)

                                                Six months      Six months
                                                   ended           ended
                                                November 30,    November 30,
                                                   2005            2004
                                                ------------    ------------
Cash Flows from Operating Activities
  Net loss for the period                       $ (2,152,504)   $ (7,364,321)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation                                    24,458          57,766
      Bad Debt Expense                               960,119       4,176,963
      Compensation expense related to
        common stock issuances at less than
        "fair value"                                       -         751,614
      (Increase) Decrease in
        Accounts receivable                         (626,945)       (617,137)
        Deposits, intangible and other assets         12,785        (284,576)
      Increase (Decrease) in
        Deferred revenue                            (165,149)        988,991
        Accounts payable                             (43,339)         91,000
        Accrued taxes payable and other
          liabilities                              1,002,784         269,227
        Liabilities subject to compromise            907,606         201,814
                                                ------------    ------------
Net cash used in operating activities                (80,185)     (1,728,659)
                                                ------------    ------------

Cash Flows from Investing Activities
  Purchase of property and equipment                  (3,500)         (9,232)
                                                ------------    ------------
Net cash used in investing activities                 (3,500)         (9,232)
                                                ------------    ------------

Cash Flows from Financing Activities
  Increase (Decrease) in cash overdraft                    -        (233,072)
  Repayments of advances from affiliated
    entities                                               -      (1,223,880)
  Cash paid to acquire convertible debt                    -        (196,264)
  Proceeds from convertible debentures                     -       2,800,000
                                                ------------    ------------
Net cash provided by financing activities                  -       1,146,784
                                                ------------    ------------

Increase (Decrease) in Cash                          (83,685)       (591,107)
Cash at beginning of period                          163,914         921,740
                                                ------------    ------------

Cash at end of period                           $     80,229    $    330,633
                                                ============    ============

Supplemental Disclosure of Interest and
Income Taxes Paid
  Interest paid for the period                  $    192,876    $    528,000
                                                ============    ============
  Income taxes paid for the period              $          -    $          -
                                                ============    ============


Supplemental Disclosure of Non-cash Investing
and Financing Activities
  Common stock issued for retirement of debt    $          -    $    840,462
                                                ============    ============
  Common stock issued for payment of accrued
  interest                                      $          -    $          -
                                                ============    ============





The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

            Epicus Communications Group, Inc. and Subsidiaries
                           (Debtor-in-Possession)

                 Notes to Consolidated Financial Statements


NOTE A - Organization and Description of Business

Epicus Communications Group, Inc. (Company) was incorporated on July 22, 1985, pursuant to the laws of the State of Florida as Hydrobac, Inc. In May 2003, the Company changed it's name to better reflect the Company's business emphasis on the telecommunications sector and to better create consistent name branding with the Company's wholly-owned operating subsidiary, EPICUS, Inc.

During Fiscal 2000, the Company acquired control of Telephone Company of Central Florida, Inc. (TCCF), an entity then operating under Chapter 11 of the United States Bankruptcy Court. As an integral component of TCCF's Plan of Reorganization, the Company recapitalized TCCF, effective on the effective date of TCCF's discharge from bankruptcy. On July 9, 1999, the U. S. Bankruptcy Court issued an Order of Confirmation related to TCCF's Plan of Reorganization and the Company recapitalized TCCF within ten days of the Confirmation Order. On January 17, 2001, the corporate name of TCCF was changed to EPICUS, Inc. (Epicus). Epicus is a "competitive local exchange carrier ("CLEC") telephone company and a reseller of other telecommunications services.

In prior years, the Company acquired 100% each of the then issued and outstanding stock of Moye & Associates, Inc. (Moye), a Georgia corporation, and Mic Mac Investments, Inc. (Mic Mac), a South Carolina corporation. All operations related to Moye and Mic Mac were discontinued prior to May 31, 2004.


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

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims are reflected in the accompanying balance sheets as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005 and was effective on December 6, 2005.

As a result of the bankruptcy filing, the Company is in default under the terms of the Callable Secured Convertible Notes (the "Notes") it executed on May 28, 2004, July 22, 2004 and September 27, 2004 in connection with the private placement of an aggregate of $3,300,000 in 8% secured convertible notes which were scheduled to begin maturity on May 28, 2006. As a result of such default, the principal amount plus accrued and unpaid interest, including any liquidated damages, if any, on the Notes may be determined to be due and payable. On the December 6, 2005 effective date of the Plan of Reorganization, these Notes were restructured and reinstated in the post-bankruptcy entity, including all accrued, but unpaid, interest and/or penalty assessments which arose due to various non-compliance events and/or defaults which existed prior to or at the initial bankruptcy filing date. Accordingly, the Debtors continued the accrual of the applicable contractual interest charges on all outstanding notes and/or debenture agreements for all periods through November 30, 2005, including the agreed-upon assessments of penalties, penalty interest and other charges.

	Epicus Communications Group, Inc. and Subsidiaries
                      (Debtor-in-Possession)

	Notes to Consolidated Financial Statements - Continued


NOTE B - Petition for Relief Under Chapter 11 of the U. S. Bankruptcy
         Code - Continued

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages.


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

These financial statements reflect the books and records of Epicus Communications Group, Inc., EPICUS, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for each of the six and three month periods ended November 30, 2005 and 2004, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducts business activities in only one distinct business segment.


NOTE D - Going Concern Uncertainty

The Company, in it's wholly-owned operating subsidiary only, has experienced cumulative operating losses for the five years ending May 31, 2001 through May 31, 2005 of approximately $9,200,000. The consolidated entity has used cash in operating activities for four years ending May 31, 2002 through May 31, 2005 of approximately $4,200,000. Throughout the Debtor-in-Possession period, the Company has continued to incur both net operating losses and uses cash in operating activities.

Further, the Company, even as Debtor-in-Possession, remains delinquent in the payment of various Federal and State telecommunications service and sales taxes accrued subsequent to seeking protection under Chapter 11 of the U. S. Bankruptcy Code. The Company, prior to seeking protection under Chapter 11 of the U. S. Bankruptcy Code, was the subject of various levies and collection actions by the Internal Revenue Service and various State tax authorities. The withdrawal of the Company's ability to operate in any jurisdiction as a result of the non-payment of these taxes could be detrimental to the Company's ongoing operations and financial condition.

On October 25, 2004, the Company and it's operating subsidiary, Epicus, Inc., filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Case Nos. 04-34915, 04-34916, respectively). The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005 and was effective on December 6, 2005.

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

There is no assurance that the Company's reorganization plan will be successful. Further the ability to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company is uncertain.


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

	Epicus Communications Group, Inc. and Subsidiaries
                     (Debtor-in-Possession)

	Notes to Consolidated Financial Statements - Continued


NOTE E - Summary of Significant Accounting Policies - Continued

4.   Intangible Assets
     -----------------

Monies paid for development of the trade name "Epicus", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the years ended May 31, 2004 and 2003 and the six months ended November 30, 2005, no charges to operations were made for impairments in the future benefit of this trade name.

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

6.   Income Taxes
     ------------

The Company uses the asset and liability method of accounting for income taxes. Deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, arise from either the existence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities or the existence of net operating loss carryforwards. Temporary differences consist primarily of statutory treatment of bad debt expenses; deferrals of expenses for organizational costs; accrued, but unpaid, officer compensation; and the use of statutory depreciable lives for property and equipment, which may not equal management's estimate of the actual underlying functional life of the related asset.

As of November 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

At November 30, 2005 and 2004, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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


NOTE G - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2005 and 2004 and the period through November 30, 2005, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

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

As of November 30, 2005, the Company has approximately $375,000 in cash on deposit with BellSouth Corp. to secure future service and has assigned a collateral interest, via a UCC-1 filing, in virtually all of the Company's assets to BellSouth Corp and has prepaid approximately $912,000 for future services or to offset pre-bankruptcy liabilities, as addressed in the Plan of Reorganization.


NOTE I - Advances due from Officer

In prior periods, predating Sarbanes-Oxley Act of 2002, the Company advanced approximately $15,000 to a corporate officer. During the quarter ended August 31, 2004, the Company and the corporate officer agreed to offset the $15,000 advance against the accrued, but unpaid, compensation. As of November 30, 2005, the Company had post-bankruptcy petition accrued compensation of approximately $111,800 due, but unpaid, to this officer.


NOTE J - Property and Equipment

Property and equipment consists of the following as of November 30, 2005 and 2004, respectively:

                                       November 30,    November 30,
                                          2005            2004         Estimated Life
                                       ------------    ------------    --------------
     Computer equipment                $    465,795    $    456,470        5 years
     Office furniture and fixtures           81,452          81,452      7-10 years
     Software and system programming        145,039         145,039        5 years
                                       ------------    ------------
                                            692,286         682,961
     Less accumulated depreciation         (563,028)       (465,126)
                                       ------------    ------------
        Net property and equipment     $    129,258    $    217,835
                                       ============    ============

Depreciation expense for each of the six month periods ended November 30, 2005 and 2004, was $24,458 and $57,766, respectively.




	(Remainder of this page left blank intentionally)

	Epicus Communications Group, Inc. and Subsidiaries
                       (Debtor-in-Possession)

	Notes to Consolidated Financial Statements - Continued


NOTE K - Liabilities Subject to Compromise

Liabilities subject to compromise, pursuant to the Company's bankruptcy petition, are as follows:

                                                   November 30,    November 30,
                                                      2005            2004
                                                   ------------    ------------
     Accounts payable - trade                      $  5,200,758    $  5,200,758
     Convertible debentures                           5,247,263       4,149,416
     Accrued sales and service taxes payable          3,602,860       3,602,860
     Accrued officer compensation                     2,927,733       2,927,733
     Accrued interest payable                           610,782         776,421
     Notes payable to banks and other                   350,000         350,000
     Accrued payroll and payroll taxes payable          337,503         337,503
     Accrued rent payable to affiliate                  157,567         157,567
     Advances from controlling shareholder/officer       39,615          39,615
                                                   ------------    ------------
     Total liabilities subject to compromise       $ 18,474,081    $ 17,541,873
                                                   ============    ============



NOTE L - Accrued Officer Compensation

As of November 30, 2005, the Company has accrued aggregate post-petition compensation of approximately $382,629 to it's Chief Executive Officer and Chief Operating Officer, at a rate of approximately at the rate of approximately $20,833 and $8,600 per month respectively.

Included in liabilities subject to compromise is approximately
$2,928,000 for accrued, but unpaid, officers compensation through October 31, 2004.


NOTE M - Convertible Debentures - Subject to Compromise

As of November 30, 2005 and 2004, the Company has outstanding aggregate balances on convertible debentures of approximately
$5,247,263 and $4,149,416.

On the December 6, 2005 effective date of the Company's Plan of Reorganization, all debentures were restructured and assumed by the post-bankruptcy entity with a gross principal balance of approximately $5,247,263.


NOTE N - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended November 30, 2005 and 2004, respectively, are as follows:

                                        Six months      Six months
                                           ended           ended
                                        November 30,    November 30,
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


NOTE N - Income Taxes - Continued

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

The Company's income tax expense for each of the six month periods ended November 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                        Nine months     Nine months
                                           ended           ended
                                        November 30,    November 30,
                                            2005           2004
                                        ------------    ------------

Statutory rate applied to loss before
  income taxes                          $   (732,000)   $ (2,504,000)
Increase (decrease) in income taxes
  resulting from:
    State income taxes                             -               -
    Other, including reserve for
      deferred tax asset                     732,000       2,504,000
                                        ------------    ------------

     Income tax expense                 $          -    $          -
                                        ============    ============


Temporary differences, consisting primarily of statutory recognition of bad debt expenses, deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2005 and 2004, the Company's fiscal year-end, respectively:

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


NOTE O - Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 5,000 shares of Preferred Stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. There are no shares of Preferred Stock issued and outstanding at May 31, 2004 and 2003 or through November 30, 2005, respectively.

          Epicus Communications Group, Inc. and Subsidiaries
                        (Debtor-in-Possession)

	Notes to Consolidated Financial Statements - Continued


NOTE O - Preferred Stock - Continued

The Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued Preferred Stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. The Board of Directors considers it desirable to have Preferred Stock available to provide increased flexibility in structuring possible future acquisitions and financings and in meeting corporate needs which may arise. If opportunities arise that would make desirable the issuance of Preferred Stock through either public offering or private placements, the provisions for Preferred Stock in our Articles of Incorporation would avoid the possible delay and expense of a shareholders' meeting, except as may be required by law or regulatory authorities. Issuance of the Preferred Stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the common stock that would result in dilution of the income per share and net book value of the common stock. Issuance of additional common stock pursuant to any conversion right that may be attached to the terms of any series of Preferred Stock may also result in dilution of the net income per share and the net book value of the common stock. The specific terms of any series of Preferred Stock will depend primarily on market conditions, terms of a proposed acquisition or financing, and other factors existing at the time of issuance. Therefore, it is not possible at this time to determine in what respect a particular series of Preferred Stock will be superior to our common stock or any other series of Preferred Stock which we may issue. Our Board of Directors may issue additional Preferred Stock in future financings, but has no current plans to do so at this time.


NOTE P - Common Stock Transactions

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


NOTE P - Common Stock Transactions - Continued

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


NOTE Q - Stock Warrants

On September 28, 2001, in conjunction with the sale of an aggregate of $700,000 of 12% convertible debentures, the Company issued the right to receive warrants to purchase an aggregate 3,500,000 shares of common stock at a price to be determined at the time of the warrant(s) issue. As of November 30, 2005, and subsequent thereto, the Company has not issued any warrants related to this issue.

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

The following table presents warrant activity through November 30, 2005:

                                        Weighted
                                         Average
                                        Number of      Exercise
                                         Shares          Price
                                        ---------      --------
Balance at May 31, 2003                      -             -
Issued                                  1,100,000        $0.03
Exercised                                    -             -
Expired                                      -             -

Balance at May 31, 2004                 1,100,000        $0.03
Issued                                  2,200,000        $0.03
Exercised                                    -             -
Expired                                      -             -

Balance at May 31, 2005                 2,200,000        $0.03
Issued                                       -             -
Exercised                                    -             -
Expired                                      -             -

Balance at November 30, 2005            3,300,000        $0.03


          Epicus Communications Group, Inc. and Subsidiaries
                        (Debtor-in-Possession)

	Notes to Consolidated Financial Statements - Continued


NOTE R - Stock Options

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


NOTE R - Stock Options

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

As of November 30, 2005, no options under the 2004 Stock Option Plan have been granted.

As of November 30, 2005, the Company has no outstanding Stock Options outstanding under either Plan.


NOTE S - Commitments and Contingencies

Leased facilities
-----------------

The Company leases its corporate offices from an entity owned by the Company's President and Chief Executive Officer. The lease was renegotiated in June 2003 and provides for annual rentals of approximately $18,000. Rent expense for the six months ended November 30, 2005 and 2004 was $9,000 and $9,000, respectively.

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


NOTE S - Commitments and Contingencies - Continued

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

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                     Year ended
                                       May 31,               Amount
                                     ----------           -----------
                                        2005              $   187,224
                                        2006                  255,249
                                        2007                  262,906
                                        2008                  270,793
                                        2009                  278,917
                                        2010                  239,053
                                                          -----------
                                        Total             $ 1,494,142
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

During the quarter ended November 30, 2005, there was no significant change in any of the above listed litigation, except as noted. On the December 6, 2005 effective date of the Plan of Reorganization, all liabilities, actual or contingent, related to this litigation was terminated.

	Epicus Communications Group, Inc. and Subsidiaries
	(Debtor-in-Possession)

	Notes to Consolidated Financial Statements - Continued


NOTE S - Commitments and Contingencies - Continued

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


NOTE T - Subsequent Event

On December 6, 2005, the Company's Plan of Reorganization (Plan) under Chapter 11 of the U. S. Bankruptcy Code was declared effective.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity.

The Plan was approved by the United States Bankruptcy Court, Southern
District of Florida.   The Plan, which contemplates the Company
continuing operations in a restructured and recapitalized form, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan, and the Company's new controlling stockholder would receive "new" shares of the Company's post-reorganization common stock, pursuant to
Section 1145(a) of the Bankruptcy Code. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Plan, attach to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

The cancellation of all existing issued and outstanding shares at the date of the bankruptcy filing and the issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start" accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.

In accordance with the Affirmed Plan of Reorganization, the following actions were consummated, which are more fully discussed in a Form 8-K filed by the Company on December 14, 2005:

1) All issued and outstanding common stock of the Company was declared cancelled and was replaced by "Newly Authorized Capital Stock" of the reorganized entity. As set forth in the Plan, the pre-petition shareholders of the Company received approximately 9.6%, exclusive of the holdings of the Company's officers and directors, as defined, on a ratio of approximately 1,000 to one, as based on a reverse stock split enacted concurrent with the approval of the Plan. New shares of "Newly Authorized Capital Stock" was issued to effect a 52.5% ownership position by Ocean Avenue Advisors, the Company's new controlling shareholder; shares to bring the Company's officers and directors holdings to approximately 30.4% and shares approximating 7.5% were issued to the Company's unsecured creditors. The Court's affirmation of the Plan states shares issued to all parties other than Ocean Avenue Advisors were subject to
    Section 1145 of the Bankruptcy Code and the shares issued to Ocean Avenue Advisors were subject to Section 4(2) of the Securities Act of 1933, as amended, and therefore, exempt from registration.

          Epicus Communications Group, Inc. and Subsidiaries
                         (Debtor-in-Possession)

	Notes to Consolidated Financial Statements - Continued


Note T - Subsequent Event - Continued

2) The assets of Epicus, as defined in the Plan, were transferred to Epicus Group. Epicus Group was reincorporated in the State of Delaware. The assets were transferred free of any encumbrance which may have existed either pre-petition or post-petition through the date of the Plan affirmation by the Bankruptcy Court.

3) The existing debentures were replaced with new debentures of equal amount. The document(s) associated with the restructuring of these debentures were filed in their entirety in the aforementioned
    December 14, 2005 Form 8-K.

4) The Company executed a $3,750,000 9.0% Asset Backed Convertible Notes which funds were used for various settlement payments and recapitalization of the Company as a result of the affirmed Plan.
    In January 2006, the Noteholder gave notice that this debt would most probably be converted to newly to-be-authorized Preferred Stock of the Company at the discretion of the Noteholder(s) in future periods. The document(s) associated with this debt were filed in their entirety as exhibits to the aforementioned December 14, 2005 Form 8-K.

5) All outstanding warrants related to the pre-petition debentures were reinstated with the restructured debenture(s) and new additional warrants were issued in connection with the 9% Asset Based Convertible Notes.

6) The Company executed new Employment Contracts with Gerard Haryman as President, Thomas Donaldson as Vice President and Mark Schaftlein as Chief Executive Officer. These contracts were filed in their entirety as exhibits to the aforementioned December 14, 2005 Form 8-K.

7)  The following table summarizes the cash activity related to the
    Reorganization:

    Proceeds from $3,750,000 note payable           $ 3,750,000
    Funds from Gerard Haryman on behalf of
      various parties                                   200,000
    Funds from the pre-petition debenture
      holder(s)                                          25,000
                                                    -----------
        Total funds available                         3,975,000
                                                    -----------

    Funds distributed for:
      Legal and accounting services related to
        the bankruptcy filing                           771,122
      Other Administrative Claims, including
        approximately $86,077 in pre-petition
        liabilities)                                    107,420
      Trustee fees                                       10,500
      BellSouth pre- and post-petition debts          1,278,000
      Other secured claims                                8,759
      Class 6 and Class 7 Convenience Claims             31,941
      Class 5, 8 & 9 Unsecured and Priority
        Claims (*)                                      325,000
                                                    -----------
         Total funds disbursed                        2,532,742
                                                    -----------
         Funds available for working capital        $ 1,442,500
                                                    ===========

(*)   The Class 9 Unsecured Claimants also received an aggregate
      7.5% of the "Newly Authorized Capital Stock".

8) The Reorganized Company also established the following debt repayment plans pursuant to the Plan:

      BellSouth - $28,593.18 per month for 12 months, including interest at 8.0%

      State of Florida - $1,768.79 per month for 36 months, including interest at 4.0%

      Internal Revenue Service - $6,824.19 per month for 120 months, including interest at 4.0%



            (Remainder of this page left blank intentionally)

           Epicus Communications Group, Inc. and Subsidiaries
                         (Debtor-in-Possession)

	Notes to Consolidated Financial Statements - Continued


Note T - Subsequent Event - Continued

A proforma unaudited balance sheet (rounded to the nearest $100) of the Company as of December 6, 2005 is as follows:

                              ASSETS
                              ------
Current Assets
  Cash on hand and in bank                                $    80,200
  Working capital reserve from convertible notes            1,442,500
  Accounts receivable - Trade, net of allowance
    for doubtful accounts of approximately $-0-,
    respectively                                            1,000,000
                                                          -----------
    Total current assets                                    2,522,700
                                                          -----------

Property and equipment - at fair market reorganization
  value                                                        36,000
                                                          -----------
Other Assets
  Deposits
    Office lease                                               62,000
    Credit card reserve                                        80,000
  Intangibles
    Name development/recognition                               23,500
    Customer base                                           1,200,000
    Reorganization value in excess of amounts
       allocatable to identifiable assets                   6,898,000
                                                          -----------
    Total other assets                                      8,263,500
                                                          -----------

TOTAL ASSETS                                              $10,822,200
                                                          ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Liabilities
  Deferred customer revenue                               $   505,000
  Accounts payable - trade                                    153,300
  Reorganization Plan settlement obligations
    BellSouth                                                 322,700
    State of Florida                                           59,900
    Internal Revenue Service                                  674,000
    Accrued taxes payable and other liabilities (**)                -
                                                          -----------
                Total Liabilities                           1,714,900
                                                          -----------

Convertible Debentures                                      5,347,300
                                                          -----------

Asset Backed Convertible Note(s)                            3,750,000
                                                          -----------
Commitments and contingencies

Stockholders' Equity
  Common stock - $0.001 par value.
    100,000,000 shares authorized.
    10,000,000 shares issued and outstanding                  10,000
  Additional paid-in capital                                       -
  Accumulated deficit                                              -
                                                          -----------
     Total stockholders' equity                                10,000
                                                          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $10,822,200
                                                          ===========

(**) - Pursuant to the Affirmed Plan, certain post-petition liabilities that are not related to the Transferred Assets are set aside by Bankruptcy Court order. However, the Company may retain a contingent liability of approximately $1,500,000 for unpaid payroll, excise and service taxes/fees accrued during the Company's operations as a Debtor-in-Possession.

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

(2)  Results of Operations, Liquidity and Capital Resources

Bankruptcy Filing

On October 25, 2004 (Petition Date), Epicus Communications Group, Inc. (Epicus Communications or Company, for purposes of identification in discussing the bankruptcy situation) and its wholly-owned subsidiary, Epicus, Inc. (Epicus for purposes of identification in discussing the bankruptcy situation), (collectively, Debtors) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida (Bankruptcy Court) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Bankruptcy Code). These actions have been assigned case numbers 04-34915, 04-34916, respectively (collectively, Cases).

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction and orders of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. These claims are reflected in the accompanying consolidated balance sheets as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages.

The Company has submitted a Plan of Reorganization (Plan) for consideration by the Bankruptcy Court and the affected creditors. On September 30, 2005, the Company received approval of the Plan of Reorganization and it was funded and became effective on December 6, 2005.

                        Summary of the Plan
                        -------------------

(1)  Treatment of Claims and Interests
     ---------------------------------

The Plan classifies claims and interest into thirteen (13) classes as follows:

A. CLASS 1: is the Bell South secured claim in the amount of $1,929,396.96, which is secured by a lien on the assets of Epicus.
B. CLASS 2: is composed of all secured claims other than the BellSouth Secured Claim, the NIR Group Debenture Claim and the IRS Secured Claim.
C. CLASS 3: is the Debenture Claim of the NIR Group secured by a lien upon the NIR Group Collateral. The NIR Group is the company which is the common ownership and management group associated with the hedge funds that comprise the AJW Group.
D.   CLASS 4: are the priority claims against Epicus Communications.
E.   CLASS 5: are the priority claims against Epicus.
F.   CLASS 6: are the Convenience Claims against Epicus Communications.
G.   CLASS 7: are the Convenience Claims against Epicus.
H. CLASS 8: are the Claims of General Unsecured Creditors against Epicus Communications.
I.   CLASS 9: are the General Unsecured Creditors against Epicus.
J. CLASS 10: are the Insider Subordinated Debt Claims of Gerard Haryman, Thomas Donaldson and Aptek.
K. CLASS 11: are the Equity Interest in Epicus Communications, exclusive of the equity interests of the Haryman Parties.
L.   CLASS 13: is the Secured Claim of the IRS.

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

(2)  Classification of Claims and Equity Interests
     ---------------------------------------------

Claims, other than Administrative Expense Claims, are classified for all purposes, including voting, confirmation, and distribution pursuant to the Plan, as follows:

                                                                    Entitled
  Class          Designation                        Impairment      to Vote
  -----          -----------                        ----------      --------
Class 1    BellSouth Secured Claim                    Impaired        Yes
Class 2    Other Secured Claims                       Impaired        Yes
Class 3    NIR Group Debenture Claims                 Impaired        Yes
Class 4    Priority Claims - Epicus Communications    Impaired        Yes
Class 5    Priority Claims - Epicus                   Impaired        Yes
Class 6    Convenience Claims -
             Epicus Communications                   Unimpaired       No (deemed to accept)
Class 7    Convenience Claims - Epicus               Unimpaired       No (deemed to accept)
Class 8    General Unsecured Claims -
             Epicus Communications                    Impaired        Yes
Class 9    General Unsecured Claims - Epicus          Impaired        Yes
Class 10   Insider Subordinated Debt Claims           Impaired        Yes
Class 11   Epicus Communications Equity Interests     Impaired        Yes
Class 12   Epicus Equity Interests                    Impaired        No (deemed to reject)
Class 13   IRS Secured Claim                          Impaired        Yes

(3)  Claimants and Impaired Interest Holders
     ---------------------------------------

Claimants and Interest Holders entitled to vote under the Plan must affirmatively act in order for the Plan to be confirmed by the Court. According to the Debtors' Joint Plan, Classes 1, 2, 3, 4, 5, 8, 9, 10, 11, 12 and 13 are "impaired" classes within the meaning of ? 1124 of the Bankruptcy Code. These classes, accordingly, must vote to accept the Plan in order for the Plan to be confirmed without a cram down. A Claimant who fails to vote to either accept or reject the Plan will not be included in the calculation regarding acceptance or rejection of the Plan. The Plan was confirmed by the Bankruptcy Court and became binding upon all Claimants and Interest holders.

Overview
--------
With the effectiveness of the Plan of Reorganization, the Company transferred all operations into Epicus Communications Group, Inc. The Company has no operations in any subsidiary entity as of December 6, 2005. The reader of this Quarterly Report is directed to the Subsequent Event footnote in the accompanying financial statements for a synopsis of the Plan's effect on the Company's financial statements and to a December 14, 2005 Form 8-K filing which includes the Plan and it's affirmation in it's entirety as Exhibits to that Form 8-K filing.

Due to the nature of Epicus' customer base and other general economic conditions, Epicus recognized charges to operations of approximately $960,000 and $4,177,000 for quantified bad debt exposures within it's trade accounts receivable portfolio for each of the six month periods ended November 30, 2005 and 2004. In reaching the estimate for bad debts in the trade accounts receivable portfolio, management evaluated the response to both it's in-house and outsourced collection efforts on delinquent and disconnected customers.

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

While it is impossible to quantify the exact impact of any natural disaster on the revenue stream of the Company, the accompanying financial statements for the six and three months ended November 30, 2005 reflect the impact of Hurricanes Katrina, Rita and Wilma on the Company's service area(s) and, accordingly, the revenues of the Company.

The following table reflects the quarterly revenues of the consolidated entity, principally all from telecommunications services, since the first quarter of Fiscal 2003:

     Quarter ended August 31, 2002           $1,686,900
     Quarter ended November 30, 2002         $2,547,800
     Quarter ended February 28, 2003         $3,210,500
     Quarter ended May 31, 2003              $2,954,300

     Quarter ended August 31, 2003           $5,180,600
     Quarter ended November 30, 2003         $5,852,800
     Quarter ended February 29, 2004         $6,906,208
     Quarter ended May 31, 2004              $7,250,972

     Quarter ended August 31, 2004           $6,060,810
     Quarter ended November 30, 2004         $3,592,718
     Quarter ended February 28, 2005         $4,868,117
     Quarter ended May 31, 2005              $4,254,151

     Quarter ended August 31, 2005           $3,909,247
     Quarter ended November 30, 2005         $3,367,412

Through November 30, 2005, as a result of management's actions related to the October 2004 filing for relief under the U. S. Bankruptcy Code, quarterly revenues continue to decline. These declines are directly related to an evaluation of the various states where the Company was providing service, the direct cost of service to that State, the number of customers in a particular State and various problems in dealing with telecommunications backbone providers outside BellSouth Corp. and Global Crossing, the Company's two primary backbone providers. Further, as a result of the Company's Bankruptcy Action, the Company virtually eliminated all marketing activities. Management believes that it has identified the service areas which afford the best potential profitability and customer quality. Further, with the December 6, 2005 settlement of the Bankruptcy Action, the Company intends to reinstate marketing efforts directed towards prospective customers with the highest likelihood of long-term retention and profitability.

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

For the six month period ended November 30, 2005, the Company reported net revenues of approximately $7,277,000 with gross profit of approximately $1,414,000 (19.4%) as compared to net revenues of approximately $9,654,000 with a gross profit of approximately $1,387,000 (14.4%) for the six month period ended November 30, 2004. These revenues were solely derived from telecommunication service sales. We have experienced deteriorations in gross margins as a result of various statutory changes and U. S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company. Future tariff and pricing, as well as potential increases in rates from our primary telecommunication carriers will have an impact on our future revenues and gross profit levels, which at this time are unpredictable.

The Company incurred selling, marketing, general and administrative expenses of approximately $1,481,000 and $3,551,000 for the six month periods ended November 30, 2005 and 2004, respectively.

As a result of the 2004 bankruptcy filing, the Company disbanded it's in-house marketing operations. The Company is also experiencing a negative impact from this action in replacing customers lost through normal attrition in the telecommunications industry. As a result of the December 2005 approval and funding of the Company's Plan of Reorganization, management is undertaking steps to rebuild it's marketing efforts and anticipates the addition of qualified customers in future periods.

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

The Company experienced a net loss of approximately $(2,152,000) and $(7,364,000) for each of the respective six month periods ended November 30, 2005 and 2004. A significant component of the net loss for each of these year-to-date periods ended November 30, 2005 and 2004, respectively, was the charge to operations for the recognition of bad debts of approximately $960,000 and $4,177,000 to write off amounts deemed uncollectible in the trade accounts receivable portfolio. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, the Company adopted the policy of recording a net accounts receivable balance equal to the actual cash collected during the 30 day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable and the actual subsequent cash collections is recorded as bad debt expense in the reporting period.

Additionally, the Company, for the three months ended November 30, 2005, recorded an approximate $967,000 charge to operations for penalties, penalty interest and other related charges assessed by the holder(s) of the Company's convertible debentures which were transferred at par to the reorganized entity on December 6, 2005.

Also continuing to contribute to our operating loss during the period are the expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company.

Liquidity and Capital Resources

As of November 30, 2005, May 31, 2005 and November 30, 2004, Epicus Group had approximately $80,000, $164,000 and $331,000 in available cash on hand.

During the years ending May 31, 2005 and 2004, respectively, we issued 403,590,000 and 109,161,000 shares of common stock in satisfaction of certain debt and accrued interest. We further issued approximately 17,000,000 shares of common stock during the year ended May 31, 2004 for cash to support our operations. Through November 30, 2005, we have not issued any new shares of common stock.

Our monthly operating expenses reflect the accrual of salaries due to Gerard Haryman and Thomas Donaldson, our executive officers, at the rate of $29,917 and $10,833 per month respectively, which have not been paid. We do not contemplate commencing full salary payments to Messrs. Haryman and Donaldson unless and until we begin to generate positive cash flow from operations.

Competition
-----------
We have many competitors ranging from the very large like BellSouth Corporation, McLeod Communications, ICG Communications as well as smaller competitors that may be better capitalized, have better name recognition or longer track records of providing telecommunications services. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

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

Item 1 - Legal Proceedings

     See Notes to Consolidated Financial Statements.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None.

Item 6 - Exhibits

     Exhibits
     --------

     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

     31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Epicus Communications Group, Inc.

Dated: January 12, 2006                            /s/ Mark Schaftlein
                                     ---------------------------------
                                                       Mark Schaftlein
                                 President and Chief Executive Officer