Form 10QSB
period 2006-02-28
EPICUS COMMUNICATIONS GROUP INC
filed 2006-04-17
CIK 800401

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                            Form 10-QSB

________________________________________________________________________



(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended February 28, 2006

[ ]     Transition Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from ______________ to _____________

________________________________________________________________________


                 Commission File Number: 000-17058
                                        -----------

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

________________________________________________________________________


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

     April 12, 2006: 10,467,600
     --------------------------

Transitional Small Business Disclosure Format (check one):

     YES  [ ]     NO [X]

                 Epicus Communications Group, Inc.

        Form 10-QSB for the Quarter ended February 28, 2006

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

Part I
Item 1 - Financial Statements

             Epicus Communications Group, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                            February 28, 2006

                               (Unaudited)

                                                            February 28,
                                                                2005
                                                            ------------

                                ASSETS
                                ------
Current Assets
  Cash on hand and in bank                                  $    557,574
  Accounts receivable - Trade, net of allowance
    for doubtful accounts of approximately $225,000            1,060,989
  Prepaid expenses                                                95,181
                                                            ------------
    Total current assets                                       1,713,744
                                                            ------------

Property and equipment - at post-reorganization
  fair market value                                               86,000
  less accumulated depreciation                                   (5,299)
                                                            ------------
    Net property and equipment                                    80,701
                                                            ------------
Other Assets
  Deposits and other                                             715,625
  Reorganization value in excess of amounts
  allocatable to identifiable assets                           7,667,349
                                                            ------------
    Total other assets                                         8,382,974
                                                            ------------

TOTAL ASSETS                                                $ 10,177,419
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Deferred customer revenue                                 $    505,253
  Current maturities of bankruptcy settlement debt               397,821
  Accounts payable - trade                                       170,375
  Accrued taxes payable and other liabilities                    317,025
                                                            ------------
    Total current liabilities                                  1,390,474
                                                            ------------

Long-Term Liabilities
  Bankruptcy settlement debt, net of current maturities          658,610
                                                            ------------
    Total liabilities                                          2,049,284
                                                            ------------

Commitments and contingencies

Convertible Debentures                                         5,315,550
                                                            ------------

Callable Secured Convertible Note                              3,750,000
                                                            ------------

Stockholders' (Deficit)
  Common stock - $0.001 par value.
    100,000,000 shares authorized.
    10,167,600 shares issued and outstanding                      10,167
  Additional paid-in capital                                     301,431
  Accumulated deficit                                         (1,197,760)
                                                            ------------
    Total stockholders' (deficit)                               (886,161)
                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)               $ 10,177,419
                                                            ============


     The financial information presented herein has been prepared by management without audit by independent certified public accountants.
           The accompanying notes are an integral part of these consolidated financial statements.

             Epicus Communications Group, Inc. and Subsidiaries
       Consolidated Statements of Operations and Comprehensive Loss Period from December 8, 2005 (date of bankruptcy settlement)
                         through February 28, 2006

                                (Unaudited)

                                                             Period from
                                                           December 8, 2005
                                                          (date of bankruptcy
                                                          settlement) through
                                                           February 28, 2006
                                                          -------------------

Revenues - net                                              $  2,917,418
Cost of Sales                                                 (2,544,233)
                                                            ------------

Gross Profit                                                     373,185
                                                            ------------

Operating Expenses
  Selling and marketing expenses                                 118,455
  General and administrative expenses                            768,722
  Bad debt expense                                               407,010
  Depreciation and amortization                                    5,299
  Compensation expense related to common stock
    issuances at less than "fair value"                           50,485
                                                            ------------
    Total operating expenses                                   1,349,971
                                                            ------------

Income (Loss) from operations                                   (976,786)

Other income
  Interest and other income (expense) - net                        4,322
  Interest expense                                              (225,296)
                                                            ------------

Loss before income tax benefit                                (1,197,760)

Provision for income tax benefit                                       -
                                                            ------------

Net Loss                                                      (1,197,760)

Other comprehensive income                                             -
                                                            ------------

Comprehensive Loss                                          $ (1,197,760)
                                                            ============

Net loss per weighted-average share
  of common stock outstanding, calculated
  on Net Loss - basic and fully diluted                           $(0.11)
                                                                  ======

Weighted-average number of shares
  of common stock outstanding                                 10,084,276
                                                              ==========




     The financial information presented herein has been prepared by management without audit by independent certified public accountants.
           The accompanying notes are an integral part of these consolidated financial statements.

            Epicus Communications Group, Inc. and Subsidiaries
              Statement of Changes in Shareholders' (Deficit)
      Period from December 8, 2005 (date of bankruptcy settlement)
                        through February 28, 2006

                               (Unaudited)

                                                           Additional
                                       Common Stock          paid-in     Accumulated
                                    Shares      Amount       capital       deficit          Total
                                  ----------   --------    ----------    -----------     -----------
Stock issued pursuant
  to Plan of Reorganization
  at Settlement Date on
  December 8, 2005                10,000,000   $ 10,000    $        -    $         -     $    10,000

Issuance of common stock
  upon debenture conversion          167,600        168        31,582              -          31,750
  Compensation expense
  related to issuance of
  common stock at less
  than "fair value"                        -          -        50,485              -          50,485

Contribution of imputed interest
  on suspended interest on
  debentures and note payable              -          -       219,364              -         219,364

Net loss for the period                    -          -             -     (1,197,760)     (1,197,760)
                                  ----------   --------    ----------    -----------     -----------

Balances at February 28, 2006     10,167,600   $ 10,168    $  301,431    $(1,197,760)    $  (886,161)
                                  ==========   ========    ==========    ===========     ===========

















     The financial information presented herein has been prepared by management without audit by independent certified public accountants.
           The accompanying notes are an integral part of these consolidated financial statements.

              Epicus Communications Group, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
          Period from December 8, 2005 (date of bankruptcy settlement)
                          through February 28, 2006

                               (Unaudited)


                                                             Period from
                                                           December 8, 2005
                                                          (date of bankruptcy
                                                          settlement) through
                                                           February 28, 2006
                                                          -------------------
Cash Flows from Operating Activities
  Net loss for the period                                    $  (1,197,760)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation                                                   5,299
      Bad Debt Expense                                             407,010
      Compensation expense related to common stock
        issuances at less than "fair value"                         50,485
      Contribution of interest expense related to
        suspended interest payable on notes payable                219,364
      (Increase) Decrease in
        Accounts receivable                                       (385,324)
        Deposits, intangible and other assets                      315,877
      Increase (Decrease) in
        Accounts payable                                            31,804
        Accrued taxes payable and other liabilities                317,025
                                                             -------------

Net cash used in operating activities				 (867,974)
                                                             -------------

Cash Flows from Investing Activities                                     -
                                                             -------------

Cash Flows from Financing Activities
  Cash paid on bankruptcy settlement debt                          (51,254)
  Cash funded on callable secured convertible note               1,297,233
                                                             -------------
Net cash provided by financing activities                        1,345,979
                                                             -------------

Increase (Decrease) in Cash                                        478,005
Cash at beginning of period                                         79,569
                                                             -------------
Cash at end of period                                        $     557,574
                                                             =============

Supplemental Disclosure of Interest and Income Taxes Paid
  Interest paid for the period                               $       5,932
                                                             =============
  Income taxes paid for the period                           $           -
                                                             =============

Supplemental Disclosure of Non-cash Investing and
Financing Activities
  Common stock issued for retirement of debt                 $      31,750
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

           Epicus Communications Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements


NOTE A - Organization and Description of Business

Epicus Communications Group, Inc. (Company) was incorporated on July 22, 1985, pursuant to the laws of the State of Florida as Hydrobac, Inc. In May 2003, the Company changed it's name to better reflect the Company's business emphasis on the telecommunications sector and to better create consistent name branding with the Company's then-wholly-owned operating subsidiary, EPICUS, Inc.

In prior years, the Company acquired 100% each of the then issued and outstanding stock of Moye & Associates, Inc. (Moye), a Georgia corporation, and Mic Mac Investments, Inc. (Mic Mac), a South Carolina corporation. All operations related to Moye and Mic Mac were discontinued prior to May 31, 2004.


NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

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

The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005 and was effective on December 8, 2005. It was determined that Epicus Communications Group, Inc.'s reorganization value computed immediately before December 8, 2005, the effective date of the Plan of Reorganization, was approximately $1,743,173, which consisted of the following:

  Current assets retained by the post-confirmation entity   $ 1,054,287
  Fair market value of property and equipment                    86,000
  Deposits with vendors and other assets transferred
    to the post-confirmation entity                             602,886
                                                            -----------
    Reorganization value                                    $ 1,743,173
                                                            ===========

Pursuant to the Plan of Reorganization, all of the operations of the Company's then-wholly-owned subsidiary, EPICUS, Inc. were transferred to Epicus Communications Group, Inc. The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below:

  Postpetition current liabilities                          $   643,824
  Liabilities deferred pursuant to Chapter 11 proceeding      8,756,698
                                                            -----------
    Total postpetition liabilities and allowed claims         9,400,522
  Reorganization value                                       (1,743,173)
                                                            -----------

  Excess of liabilities over reorganization value           $ 7,657,349
                                                            ===========

               Epicus Communications Group, Inc. and Subsidiaries

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
       - Continued

The reorganization value of Epicus Communications Group, Inc. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios. The factors considered by Epicus Communications Group, Inc. included the following:

  * Forecasted operating and cash flows results which gave effect to the estimated impact of
     - Corporate restructuring and other operating program changes
     - Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
  * The discounted residual value at the end of the forecast period based on capitalized cash flows for the last oyear of that period.
  *  Market share and position
  *  Competion and general economic conditions
  *  Projected sales growth
  *  Potential profitability
  *  Seasonality and working capital requirements

After consideration of Epicus Communications Group, Inc.'s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, earnings before interest and taxes to interest, free cash flow to interest and free cash flow to debt service and other applicable ratios, it was agreed that Epicus Communications Group, Inc.'s reorganization capital structure should be as follows:

  Convertible Debentures                        $ 5,347,000
  Callable Secured Convertible Note               3,750,000
  Bankruptcy Settlement Notes
    Internal Revenue Service                        674,026
    BellSouth Corp.                                 322,695
    State of Florida                                 59,910
  Common stock                                       10,000
                                                -----------
                                                $10,163,631
                                                ===========

The following entries record the provisions of the Plan of Reorganization and the adoption of fresh-start reporting:

Entries to record debt discharge
--------------------------------

Liabilities subject to compromise             $13,226,818
  Bankruptcy settlement obligations                           3,509,435
Current liabilities                             2,114,011
  Cash                                                              660
  Prepaid expenses                                            1,020,724
  Other assets                                                      525
  Gain on debt discharge                                     10,809,485

Entries to record exchange of stock for stock
---------------------------------------------

Common stock - old                                661,404
  Common stock - new                                             10,000
  Additional paid-in capital                                    651,404

Entries to record the adoption of fresh-start
reporting and to eliminate the deficit
---------------------------------------------

Accumulated depreciation                          563,028
  Property and equipment                                        606,286
Additional paid-in capital                     18,516,543
  Accumulated deficit                                        26,140,634
Reorganization value in excess of amounts
allocated to identifiable assets                7,667,349


           Epicus Communications Group, Inc. and Subsidiaries

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
       - Continued

The effect of the Plan of Reorganization on Epicus Communications
Group, Inc.'s balance sheet at December 8, 2005, is as follows:

                                                               Adjustments to record
                                                               confirmation of Plan
                                                               ---------------------
                                                                                                  Reorganized
                                      Precon-         Debt         Exchange of       Fresh          Balance
                                     firmation       discharge        stock          start           Sheet
                                   ------------    -------------   -----------   -------------   -------------
Cash on hand and in bank                 80,229             (660)            -               -          79,569
Accounts receivable
  Trade                               1,307,675                -             -               -       1,307,675
  Allowance for doubtful accounts      (225,000)               -             -               -        (225,000)
Prepaid expenses                        912,767       (1,020,724)            -               -                 (107,957)
                                   ------------    -------------   -----------   -------------   -------------
  Total current assets                2,075,671       (1,021,384)            -               -       1,054,287
                                   ------------    -------------   -----------   -------------   -------------

Property and equipment                  692,286                -             -        (606,286)         86,000
  Accumulated depreciation             (563,028)               -             -         563,028               -
                                   ------------    -------------   -----------   -------------   -------------
  Net Property and Equipment            129,258                -             -         (43,258)         86,000
                                   ------------    -------------   -----------   -------------   -------------

Other assets
  Deposits and other                    603,411             (525)            -               -         602,886
  Reorganization value in
    excess of amounts allocated
    to identifiable assets                    -                -             -       7,667,349       7,667,349
                                   ------------    -------------   -----------   -------------   -------------
  Total other assets                    603,411             (525)            -       7,667,349       8,270,235
                                   ------------    -------------   -----------   -------------   -------------

Total Assets                       $  2,808,340    $  (2,114,011)  $         -    $  7,624,091   $   9,410,522
                                   ============     ============   ===========   ============    =============

Liabilities not subject
  to compromise
Accounts payable and other            2,757,835       (2,114,011)            -              -          643,824
                                   ------------    -------------   -----------   -------------   -------------

Liabilities subject to
  compromise                         13,226,818      (13,226,818)            -              -                -
IRS Note                                      -          674,026             -              -          674,026
BellSouth Note                                -          322,695             -              -          322,695
State of Florida Note                         -           59,910             -              -           59,910
Convertible debentures                5,247,263          100,037             -              -        5,347,300
Convertible note                              -        2,352,767             -              -        2,352,767
                                   ------------    -------------   -----------   -------------   -------------
                                     18,474,081       (9,717,383)            -              -        8,756,698
                                   ------------    -------------   -----------   -------------   -------------
  Total Liabilities                  21,231,916      (11,831,394)            -              -        9,400,522
                                   ------------    -------------   -----------   -------------   -------------

Shareholders' equity (deficit)
  Common stock - new                          -                -        10,000              -           10,000
  Common stock - old                    661,404                -      (661,404)             -                -
  Additional paid-in capital         17,865,139                -       651,404    (18,516,543)               -
  Accumulated deficit               (36,950,119)      10,809,485             -     26,140,634                -
                                   ------------    -------------   -----------   -------------   -------------

  Total shareholders' deficit       (18,423,576)      10,809,485             -      7,624,091           10,000
                                   ------------    -------------   -----------   -------------   -------------
Total Liabilities and
Shareholders' Equity               $  2,808,340     $ (2,114,011)  $         -   $  7,624,091    $   9,410,522
                                   ============     ============   ===========   ============    =============


         Epicus Communications Group, Inc. and Subsidiaries

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
       - Continued

The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005 and was effective on December 8, 2005. The confirmed Plan provided for the following:

CLASS 1: is the Bell South secured claim in the amount of $1,929,396.96, which is secured by a lien on the assets of Epicus.
  On the Effective Date, BellSouth shall receive (i) a cash payment in the amount of $1,278,000 and (ii) application of the deposit in the amount of $322,695 toward payment of the BellSouth Cure Claim. Following the Effective Date, the remaining balance due on the BellSouth Cure Claim (i.e. ($328,701) shall be paid over the next twelve months subsequent to the Effective Date, with interest at the rate of 8%, in equal monthly payments ($28,593.18) and Be1lSouth shall retain its lien upon the Epicus Collateral until the balance of the BellSouth Cure Claim is paid in fall and the Post Petition Deposit (defined in the Plan) equals two months of estimated billings, at which time Be1lSouth shall release its lien upon the Epicus Collateral.

CLASS 2: is compromised of all secured claims other than the BellSouth Secured Claim, the NIR Group Debenture Claim and the IRS Secured
Claim.
  Except to the extent that a holder of an Allowed Other Secured Claim agrees to different treatment, on the later of (i) 10 business days after the Effective Date and the date on which such Allowed Other Secured Claim becomes an Allowed Other Secured Claim, or as soon thereafter as practicable; or (ii) such other date as may be fixed by the Bankruptcy Court whether fixed before or after the relevant date above, each holder of an Allowed Other Secured Claim shall receive, at Reorganized Epicus Communications' sole option, in full and final satisfaction of such Allowed Other Secured Claim the following: (i) the Collateral securing such Allowed Other Secured Claim; (ii) Cash from Reorganized Epicus Communications in the amount of the Allowed Other Secured Claim; or (iii) monthly principal payments over a term of thirty-six months with interest at me rate of 4 % per annum. Each holder of an Allowed Other Secured Claim shall retain any security interests held as of the Petition Date until such Allowed Other Secured Claim is paid in full.

CLASS 3: is the Debenture Claim of the NIR Group secured by a lien upon the NIR Group Collateral. The NIR Group is the company which is the common ownership and management group associated with the hedge funds that comprise the AJW Group.
  On the Effective Date, the Old Debentures and the accompanying registration rights agreement shall be reinstated, pursuant to the terms of the Old Debenture Documents, as may be modified by any post-Effective Date amendments by The NIR Group and Reorganized Epicus Communications. The NIR Group shall retain, and to the extent necessary be granted, alien upon the NIR Group Collateral and the Epicus Collateral, subject only to the lien of BellSouth upon the Epicus Collateral and the liens of holders of Allowed Other Secured Claims until the Allowed NIR Group Debenture Claims are paid in full.

CLASS 4: are the priority claims against Epicus Communications.
  Except to the extent that a holder of an Allowed Priority Claim against Epicus Communications has been paid by the Debtor prior to the Effective Date or agrees to a different treatment, on the later of (i) 10 business days after the Effective Date and the date on which such Allowed Priority Claim against Epicus Communications becomes an Allowed Claim, or as soon thereafter as practicable; or
  (ii) such other date as may be fixed by the Bankruptcy Court whether fixed before or after the relevant date above, each holder of an Allowed Priority Claim against Epicus Communications, if any, shall receive, at Reorganized Epicus Communications' sole option, the following: (i) Cash from Reorganized Epicus Communications in the amount of such Allowed Claim; (ii) with respect to a claim of a kind specified in Section 507(a) of the Plan, deferred Cash payments, of a value, as of the Effective Date, equal to the amount of such Allowed Claim; or (iii) with respect to a claim of a kind specified in section 507(a)(8) of the Bankruptcy Code, Cash payments, over a period not exceeding six years after the date of assessment of such Allowed Claim, of a value, as of the Effective Date, equal to amount of such Allowed Claim. Upon the payment of the Class 4 Allowed Priority Claims against Epicus Communications, no person holding or that could hold a Class 4 Claim against Epicus Communications shall have a claim against the Debtor inasmuch as any such liability shall be deemed discharged.

           Epicus Communications Group, Inc. and Subsidiaries

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
       - Continued

CLASS 5: are the priority claims against Epicus.
  Except to the extent that a holder of an Allowed Priority Claim against Epicus has been paid by the Debtor prior to the Effective Date or agrees to a different treatment, each holder of an Allowed Priority Claim against Epicus, if any, shall receive its Pro Rata share of the Plan Trust Assets (excluding the Haryman Payment, the NIR Group Payment, the proceeds of the Avoidance Actions and 7.5% of the Newly Authorized Capital Stock of Reorganized Epicus Communications), and in the event that Allowed Claims in Class 5 are paid in full, the remaining balance of the Plan Trust Assets shall be distributed Pro Rata to the holders of Allowed Claims in Class 9. Upon the payment of the Class 5 Allowed Priority Claim against Epicus, no person holding or that could hold ,a Class 5 Claim against Epicus shall have a claim against the Debtor inasmuch as any' such liability shall be deemed discharged.

CLASS 6: are the Convenience Claims against Epicus Communications.
  Each holder of an Allowed Convenience Claims against Epicus
  Communications shall receive Cash in an amount equal to the lesser of
  (i) its Allowed Claim or (ii) one thousand ($1,000) dollars, in full and complete satisfaction of such Allowed Claim.

CLASS 7: are the Convenience Claims against Epicus.
  Each holder of an Allowed Convenience Claims against Epicus shall receive Cash in an amount equal to the lesser of (i) its Allowed Claim or (ii) one thousand ($1,000) dollars, in full and complete satisfaction of such Allowed Claim.

CLASS 8: are the Claims of General Unsecured Creditors against Epicus Communications.
  Except to the extent that a holder of an Allowed General Unsecured Claim against Epicus Communications has been paid by the Debtor prior to the Effective Date or agrees to a different treatment, each holder of an Allowed General Unsecured Claim against Epicus Communications, if any, shall receive its Pro Rata share of the balance remaining of the Old Equity Payment after the Allowed Claims in Class 4 are paid in full. Upon the payment of the Class 8 Allowed General Unsecured Claims against Epicus Communications, no person holding or that could hold a Class 8 General Unsecured Claim against Epicus Communications shall have a claim against the Debtor inasmuch as any such liability shall be deemed discharged.

CLASS 9: are the General Unsecured Creditors against Epicus.
  Except to the extent that a holder of an Allowed General Unsecured Claim against Epicus has been paid by the Debtor prior to the Effective Date or agrees to a different treatment, the Plan Trustee shall pay the holders of Allowed Claims in Class 9 their Pro Rata share from a $175,000.00 contribution made by Gerard Haryman to the plan trust in exchange for releases for himself, Thomas Donaldson, Timothy Palmer, and Aptek, Inc. . Unsecured creditors will also receive a Pro Rata share of a $25,000.00 payment from the NIR Group in exchange for a release and 7.5% of the capital stock of Reorganized Epicus Communications and the proceeds of Avoidance Actions, through a plan trust. Upon the payment of the Class 9 Allowed General Unsecured Claims against Epicus, no person holding or that could hold a Class 9 General Unsecured Claim against Epicus shall have a claim against the Debtor inasmuch as any such liability shall be deemed discharged.

CLASS 10: are the Insider Subordinated Debt Claims of Gerard Haryman, Thomas Donaldson and Aptek.
  On the Effective Date, or as soon thereafter as is practicable, each holder of an Allowed Insider Subordinated Debt Claim shall receive on account of such claim the shares of Newly Authorized Capital Stock of Reorganized Epicus Communications as provided for in conjunction with the Class 11 claims. Because holders of senior Allowed General Unsecured Claims against Epicus Communications in Class 8 will likely not be paid in full, the distribution to be received by the holders of Class 10 Insider Subordinated Debt Claims is in exchange for new value represented by the Old Equity Payment.



           (Remainder of this page left blank intentionally)

           Epicus Communications Group, Inc. and Subsidiaries

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
       - Continued

CLASS 11: are the Equity Interest in Epicus Communications, exclusive of the equity interests of the Haryman Parties.
  Prior to the Effective Date, Epicus Communications will effect a reverse stock split of its outstanding common stock, par value $0.001 per share, so that following the said reverse stock split, there shall be one share for every one thousand shares in existence prior to the said reverse stock split. Also, prior to the Effective Date, immediately following the aforesaid reverse stock split, Epicus Communications will amend its certificate of incorporation to authorize the Newly Authorized Capital that will increase its authorized capital stock to 100,000,000 shares. On the Effective Date, or as soon thereafter as is practicable, from the Newly Authorized Capital Stock, Reorganized Epicus Communications shall issue shares to effectuate the following capital structure:
  (i)   Ocean Avenue Advisors, LLC - 52.5%
  (ii) Collectively, the Haryman Parties (including amount received for Old Equity Interests) - 30.4%
  (iii) Old Equity (exclusive of the Old Equity Interests of the
        Haryman - 9.6%
  (iv)  Class 9 (General Unsecured Claims against Epicus) - 7.5%.

CLASS 12: are the Epicus Equity interests
  As of the Effective Date, all Class 12 Epicus Equity Interests shall be extinguished and the holder of such Equity Interests shall be forever precluded and permanently enjoined from asserting directly or indirectly against the Debtors, Reorganized Epicus Communications, The NIR Group or any of their respective successors and assigns or their respective heirs, directors, employees, shareholders, partners, members, agents, representatives, advisors or attorneys, or the properties of any of them, any further Claims, debts, rights, causes of action, remedies, liabilities or Equity Interests based upon any act, omission, document, instrument, transaction or other activity of any kind or nature that occurred prior to the Effective Date. The holder of any canceled Equity Interest shall have no rights arising from or relating to such Equity Interests, or the cancellation thereof, except the rights, if any, provided in the Plan.

CLASS 13: is the Secured Claim of the IRS.
  Except to the extent that a holder of the Allowed IRS Secured Claim agrees to different treatment, on the later of, (i) 10 business days after the Effective Date and the date on which such Allowed IRS Secured Claim becomes an Allowed IRS Secured Claim, or as soon thereafter as practicable; or (ii) such other date as may be fixed by the Bankruptcy Court whether fixed before or after the relevant date above, each holder of an Allowed IRS Secured Claim shall receive, at Reorganized Epicus Communications' sole option, in full and final satisfaction of such Allowed IRS Secured Claim the following (i) the Collateral securing such Allowed IRS Secured Claim; (ii) Cash from Reorganized Epicus Communications in the amount of the Allowed IRS Secured Claim; or (iii) monthly principal payments over a terms of one hundred and twenty (120) months, with interest at the rate of 4% per annum. The holder of the Allowed IRS Secured Claim shall retain any security interests held as of the Petition Date until such Allowed IRS Secured Claim is paid in full.


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

NOTE C - Preparation of Financial Statements - Continued

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

These financial statements reflect the books and records of Epicus Communications Group, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducts business activities in only one distinct business segment.


NOTE D - Going Concern Uncertainty

The Company experienced significant operating losses prior to it's emergence from a Chapter 11 bankruptcy action. In the period ended February 28, 2006, the Company's operations remained in a negative cash flow position.

The Company's liquidity, in periods prior to the bankruptcy filing, was sustained through the sale of equity securities, restricted and unrestricted, domestically and in international markets and significant working capital advances have been made by members of management or by entities owned or controlled by members of management during the current and prior periods. Future liquidity may be dependent upon future offerings of equity securities; however, the availability of further liquidity from these sources is uncertain.

Management continues to evaluate all customer accounts, the respective credit ratings and customer payment history. In accordance with the Company's various operating tariffs in the States in which the Company conducts business operations, management is raising service rates and/or discontinuing service to unprofitable customers and service areas. However, due to the Company's customer base, the Company continues to experience significant charges for bad debts which impair the related cash flows and the Company's continued existence is principally dependent upon its ability to generate sufficient cash flows from operations to support its daily operations on a timely basis as well as provide sufficient resources to satisfy the components of its proposed reorganization plan to retire pre-petition liabilities and obligations.

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

          Epicus Communications Group, Inc. and Subsidiaries

NOTE E - Summary of Significant Accounting Policies - Continued

2.  Accounts receivable
    -------------------

In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are principally concentrated in the southeastern quadrant of the country. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3.  Property and Equipment
    ----------------------

Property and equipment are recorded at fair market value at the Reorganization Date, pursuant to the requirements of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", as issued by the American Institute of Certified Public Accountants. These assets are depreciated over the estimated useful lives, generally three (3) to five (5) years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

4.  Intangible Assets
    -----------------

Monies paid in prior periods for the development of the trade name "Epicus", approximately $23,525, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the period ended February 28, 2006, no charges to operations were made for impairments in the future benefit of this trade name.

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

As of February 29, 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

          Epicus Communications Group, Inc. and Subsidiaries

NOTE E - Summary of Significant Accounting Policies - Continued


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

At February 28, 2006, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

9.  Employee Stock Options
    ----------------------

The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.

10. Recently Issued Pronouncements
    ------------------------------

In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 is not expected to have a significant impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment," which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS(R) is effective for all companies that file as small business issuers as of the beginning of the first interim or
annual reporting period that begins after December 15, 2005.   The
Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

	Epicus Communications Group, Inc. and Subsidiaries

NOTE E - Summary of Significant Accounting Policies - Continued

10. Recently Issued Pronouncements - continued
    ------------------------------

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations"("FIN 47"), which is an interpretation of SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' inancial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
The provisions of SFAS No. 154 are not expected to affect the Company's consolidated financial statements.


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

	Epicus Communications Group, Inc. and Subsidiaries

NOTE H - Property and Equipment

Property and equipment consists of the following as of February 28, 2006, respectively:

                                        February 28,
                                           2006        Estimated life
                                        ------------   --------------
    Computer equipment                   $  30,000         3 years
    Office furniture and fixtures           56,000         5 years
                                            86,000
    Less accumulated depreciation           (5,299)
                                         ---------
    Net property and equipment           $  80,701
                                         =========

Depreciation expense for the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006 was approximately $5,299.


NOTE I - Convertible Debentures and Callable Convertible Secured Notes

As of February 28, 2006, the Company has outstanding aggregate balances on convertible debentures of approximately $5,315,550 and on callable convertible secured notes of approximately $3,750,000.

On the December 8, 2005 effective date of the Company's Plan of Reorganization, all pre-petition convertible debentures/notes were restructured and assumed by the post-bankruptcy entity.

On December 8, 2005, the Company executed a $3,750,000 9.0% Asset Backed Convertible Notes which funds were used for various settlement payments and recapitalization of the Company as a result of the affirmed Plan. In January 2006, the Noteholder gave notice that this debt would most probably be converted to newly to-be-authorized Preferred Stock of the Company at the discretion of the Noteholder(s) in future periods. The document(s) associated with this debt were filed in their entirety as exhibits to the aforementioned December 14, 2005 Form 8-K.

On January 3, 2006, the Board of Directors unanimously agreed to amend the revised convertible debenture agreement approved by the US Bankruptcy Court on September 30, 2005, and made effective by that same court on December 7, 2005 as follows: 1) the Company and the Lender agreed that the $3.75 million ordinary note issued on or about December 9, 2005 would be "repaid" through the conversion of the debt to redeemable, convertible preferred stock at a 12.5% discount in a future period at rates and amounts to be determined and 2) to amend the conversion price of the previously existing $5.2 million convertible debenture note held by the same Lender(s) from $0.47 to $0.15 per share. The entire above mentioned convertible debenture agreement was included in the Company's Form 8-K filed on December 14, 2005 and is included herein by reference.

On January 31, 2006, the Board of Directors unanimously agreed to further amend the revised convertible debenture agreement approved by the US Bankruptcy Court on September 30, 2005, and made effective by that same court on December 7, 2005 as follows:

    1) The "fixed conversion rate" of the existing $5.2 million convertible debenture note is adjusted downward from $0.15 per share to $0.0625 per share.
    2) The Company and the NIR Group, Inc. have reached an agreement to fund the Company with additional capital on a monthly basis, beginning March/April 2006, on terms that are to be negotiated in good faith between the parties. Said funds will have a cap of $625,000 and are to be dedicated for marketing purposes.
    3) One year interest relief for period 1-01-06 to 12-31-06 on the referenced existing Convertible Debenture Notes and the Redeemable Convertible Note. During the "interest abatement period" of 1-01-06 to 12-31-06, interest on the notes will not accrue or be charged to the Company in any manner. For the period fromk December 8, 2005 (date of bankruptcy settlement) through February 28, 2006, the Company has recognized approximately $219,364 in additional paid-in capital for imputation of suspended interest on these convertible debentures/notes.

	Epicus Communications Group, Inc. and Subsidiaries

	NOTE J - Income Taxes

	The components of income tax (benefit) expense for the period from December 8, 2005 (date of bankruptcy settlement) through February 28,
2006 is as follows:

                                                          Period from
                                                        December 8, 2005
                                                       (date of bankruptcy
                                                       settlement) through
                                                        February 28, 2006
                                                       -------------------

    Federal:    Current                                     $     -
                Deferred                                          -
                                                            -------
                                                                  -
                                                            -------

    State:      Current                                           -
                Deferred                                          -
                                                            -------
                                                                  -
                                                            -------

                Total                                       $     -
                                                            =======


The Company has a nominal net operating loss carryforward to offset future taxable income as a result of the reduction requirements related to the Company's discharge from bankruptcy. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the periods from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006, differed from the statutory federal rate of 34 percent as follows:

                                                          Period from
                                                        December 8, 2005
                                                       (date of bankruptcy
                                                       settlement) through
                                                        February 28, 2006
                                                       -------------------
    Statutory rate applied to loss before
      income taxes                                          $ (407,200)
    Increase (decrease) in income taxes resulting from:
      State income taxes                                             -
      Non-deductible items:
        Compensation expense related to the sale of
        common stock at less than "fair value"                  17,000
      Other, including reserve for deferred tax asset          390,200
                                                            ----------
      Income tax expense                                    $        -
                                                            ==========

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 28, 2006:

                                                          February 28,
                                                              2006
                                                          ------------
    Deferred tax assets
      Net operating loss carryforwards                      $  390,200
      Less valuation allowance                                (390,200)
                                                            ----------
    Net Deferred Tax Asset                                  $        -
                                                            ==========

During the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006, the valuation allowance
(decreased) increased by approximately $390,200.

	Epicus Communications Group, Inc. and Subsidiaries

NOTE K - Common Stock Transactions

On December 8, 2006, in compliance with the approved Plan of Reorganization, the Company issued 10,000,000 shares of common stock as previously discussed.

Between December 12, 2005 and February 20, 2006, in four (4) separate transactions, the Company issued an aggregate 167,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $50,485 for the differential between the "fair value" of these securities sold and the contractual exchange price.


NOTE L - Stock Warrants

On December 8, 2005, pursuant to the confirmed Plan of Reorganization, the Company amended and reissued the warrants issued in conjunction with the sale of an aggregate of $3,300,000 in 8% secured convertible notes, the Company issued warrants to purchase 3,300,000 shares of our common stock to four (4) accredited investors. The following table presents warrant activity through February 28, 2006:

                                                Weighted
                                                Average
                                                Number of    Exercise
                                                 Shares       Price
                                                ---------    --------
    Balance at December 8, 2005                         -           -
    Issued                                      3,300,000       $0.03
    Exercised                                           -           -
    Expired                                             -           -
                                                ---------       -----
    Balance at February 28, 2006                3,300,000       $0.03
                                                =========


NOTE M - Commitments and Contingencies

Leased facilities
-----------------

The Company executed a long-term operating lease agreement for office space in Lake Mary, Florida to house its operations and administrative functions. The lease commenced on September 20, 2004 and expires on March 19, 2010. The lease requires initial minimum monthly payments of approximately $20,800 per month, plus the applicable state sales taxes. The monthly rental rate increases by 3.0% in each successive
twelve-month period.    Additionally, the Company is responsible for
it's proportional share of increases in "operating expenses" (as defined) over the base calendar year as defined in the Lease Agreement.

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
                                                             ==========

	Epicus Communications Group, Inc. and Subsidiaries

NOTE M - Commitments and Contingencies - Continued

Employment agreements
---------------------

On December 8, 2005, the Company executed new Employment Contracts with Gerard Haryman as President, Thomas Donaldson as Vice President and Mark Schaftlein as Chief Executive Officer. These contracts were filed in their entirety as exhibits to the aforementioned December 14, 2005 Form 8-K.

Contingent Liabilities
----------------------

Pursuant to the Affirmed Plan, certain post-petition liabilities that were not related to the Transferred Assets are set aside by Bankruptcy Court order. However, the Company may retain a contingent liability of approximately $1,500,000 for unpaid payroll, excise and service taxes/fees accrued during the Company's operations as a Debtor-in-Possession.



            (Remainder of this page left blank intentionally)

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

The Company has submitted a Plan of Reorganization (Plan) for consideration by the Bankruptcy Court and the affected creditors. On September 30, 2005, the Company received approval of the Plan of Reorganization and it was funded and became effective on December 8, 2005. Upon confirmation by the Bankruptcy Court and became binding upon all Claimants and Interest holders.

Overview

With the effectiveness of the Plan of Reorganization, the Company transferred all operations into Epicus Communications Group, Inc. The Company has no operations in any subsidiary entity as of December 8, 2005.

As a result of the Company's Bankruptcy Action, the Company virtually eliminated all marketing activities. Management believes that it has identified the service areas which afford the best potential profitability and customer quality. With the December 8, 2005 settlement of the Bankruptcy Action, the Company intends to reinstate marketing efforts directed towards prospective customers with the highest likelihood of long-term retention and profitability.

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

Results of Operations

Epicus Communications Group, Inc. (Company or Epicus Group) operates in the telecommunications industry; however, we may become involved in any venture which management believes would be in the best interest of the Company and its shareholders. The disclosures in this quarterly report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

For the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006, the Company reported net revenues of approximately $2,917,000 with gross profit of approximately $373,000 (approximately 12.79%). These revenues were solely derived from telecommunication service sales. We have experienced deteriorations in gross margins as a result of various statutory changes and U. S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company. Future tariff and pricing, as well as potential increases in rates from our primary telecommunication carriers will have an impact on our future revenues and gross profit levels, which at this time are unpredictable.

The Company incurred selling, marketing, general and administrative expenses of approximately $1,260,000 for the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006.

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

The Company experienced a net loss of approximately $(1,198,000) for the period from December 8, 2005 t(date of bankruptcy settlement) through February 28, 2006. A significant component of the net loss for this period was the charge to operations for the recognition of bad debts of approximately $407,000 and the recognition of interest expense on the convertible notes and debentures of approximately $219,000. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, the Company adopted the policy of recording a net accounts receivable balance equal to the actual cash collected during the 30 day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable and the actual subsequent cash collections is recorded as bad debt expense in the reporting period.

Also continuing to contribute to our operating loss during the period are the expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company.

Liquidity and Capital Resources

As of February 28, 2006, the Company had approximately $558,000 in available cash on hand. As of this filing, the Company does not anticipate future capital resource demands for new equipment or furnishings.

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

Our independent auditors have issued their report dated July 15, 2005 on our consolidated financial statements as of May 31, 2005, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to our ability to continue as a going concern are the following: we have experienced cumulative operating losses for the previous four-year period and have used cash in operating activities for the cumulative four-year period through May 31, 2005. We continue to experience cash flow difficulties in matching our contractual payment obligations, principally to BellSouth Corp. and Global Crossing, to our revenue billing cycles.

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

    None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

    None

Item 3 - Defaults on Senior Securities

    None

Item 4 - Submission of Matters to a Vote of Security Holders

    None

Item 5 - Other Information

    None

Item 6 - Exhibits

    Exhibits
    --------

      31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
      32.1    Certification pursuant to Section 906 of Sarbanes-Oxley
              Act of 2002.

---------------------------------------------------------------------


                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Epicus Communications Group, Inc.

Dated: April 17, 2006                            /s/ Mark Schaftlein
                                      ------------------------------
                                                     Mark Schaftlein
                                         Chief Executive Officer and
                                      Acting Chief Financial Officer


Dated: April 17, 2006                             /s/ Gerard Haryman
                                      ------------------------------
                                                      Gerard Haryman
                                                       President and
                                             Chief Operating Officer