Form 10KSB
period 2006-05-31
EPICUS COMMUNICATIONS GROUP INC
filed 2006-08-29
CIK 800401

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                Form 10-KSB
============================================================================

(Mark one)

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange
        Act of 1934

        For the fiscal year ended May 31, 2006
        --------------------------------------

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________


============================================================================

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

============================================================================

   Securities registered under Section 12 (b) of the Exchange Act - None

     Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock - $0.001 par value

============================================================================

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

       Yes  [ ]                                    No [X]

The issuer's revenues for the fiscal year ended May 31, 2006 were
$5,829,974

The aggregate market value of voting common equity held by non-affiliates as of August 15, 2006 was approximately $72,000.00, based upon 4,200,000 shares issued and outstanding and a closing market price of $.03 per share.

As of August 15, 2006 there were 11,200,000 shares of Common Stock issued and outstanding.

         Transitional Small Business Disclosure Format:

       Yes  [ ]                                    No [X]

                Epicus Communications Group, Inc.

                       Index to Contents

                                                                 Page Number
                                                                 -----------
Part I

Item 1    Description of Business                                     3
Item 2    Description of Property                                     7
Item 3    Legal Proceedings                                           7
Item 4    Submission of Matters to a Vote of Security Holders         8

Part II

Item 5    Market for Company's Common Stock and Related
            Stockholders Matters                                      8
Item 6    Management's Discussion and Analysis or
            Plan of Operation                                         9
Item 7    Financial Statements                                       F-1
Item 8    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures                   15
Item 8A   Controls and Procedures                                     15

Part III

Item 9    Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of
            the Exchange Act                                          16
Item 10   Executive Compensation                                      16
Item 11   Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters            17
Item 12   Certain Relationships and Related Transactions              18
Item 13   Exhibits and Reports on 8-K                                 18
Item 14   Principal Accountant Fees and Services                      19

Signatures                                                            20

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


                             PART I

Item 1 - Description of Business

Epicus Communications Group, Inc. (Epicus Group), is a holding company, with primary interests in the telecommunications industry.
As of May 31, 2006, the Company consisted of Epicus Communications Group, Inc. and two wholly owned subsidiaries, Moye & Associates (a/k/a TheBest.Net), and Mic-Mac Investments, Inc. Our two (2) wholly-owned subsidiaries have been inactive for at least the past two
(2) years.

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

Bankruptcy Action
-----------------

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

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims were reflected in the Company's balance sheets as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005 and became effective on December 8, 2005. It was determined that Epicus Communications Group, Inc.'s reorganization value computed immediately before December 8, 2005, the effective date of the Plan of Reorganization, was approximately
$1,395,488, which consisted of the following:

     Current assets retained by the post-confirmation
       entity                                              $ 1,054,287
     Fair market value of property and equipment		86,000
     Deposits with vendors and other assets transferred
       to the post-confirmation entity                         255,201
                                                           -----------

       Reorganization value                                $ 1,395,488
                                                           ===========


Pursuant to the Plan of Reorganization, all of the operations of the Company's then-wholly-owned subsidiary, EPICUS, Inc. were transferred to Epicus Communications Group, Inc. and the EPICUS, Inc. subsidiary was dissolved. The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below:

     Postpetition current liabilities                      $   643,824
     "New" common stock issued upon reorganization		10,000
     Liabilities deferred pursuant to Chapter 11
       proceeding                                            8,762,705
       Total postpetition liabilities and allowed claims     9,416,529
     Reorganization value                                   (1,395,488)
                                                           -----------
     Excess of liabilities over reorganization value       $ 8,021,041
                                                           ===========

The reorganization value of Epicus Communications Group, Inc. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios. The factors considered by Epicus Communications Group, Inc. included the following:

     * Forecasted operating and cash flows results which gave effect to the estimated impact of
        - Corporate restructuring and other operating program changes
        - Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
     * The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
     *  Market share and position
     *  Competition and general economic conditions
     *  Projected sales growth
     *  Potential profitability
     *  Seasonality and working capital requirements

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

   Convertible Debentures                                  $ 5,347,000
   Callable Secured Convertible Note                         3,750,000
   Bankruptcy Settlement Notes
     Internal Revenue Service                                  674,026
     BellSouth Corp.                                           328,702
     State of Florida                                           59,910
   Common stock                                                 10,000
                                                           -----------
                                                           $10,169,638
                                                           ===========

The following entries record the provisions of the Plan of Reorganization and the adoption of fresh-start reporting:

Entries to record debt discharge
--------------------------------

Liabilities subject to compromise            $13,226,818
  Bankruptcy settlement obligations                        $ 3,515,442
Current liabilities                            2,114,011
Cash                                                               660
  Prepaid expenses                                           1,020,724
  Other assets                                                 348,210
  Gain on debt discharge                                    10,455,793

Entries to record exchange of stock for stock
---------------------------------------------

Common stock - old                           $   661,404
  Common stock - new                                       $    10,000
  Additional paid-in capital                                   651,404


Entries to record the adoption of fresh-start reporting and to eliminate the deficit
--------------------------------------------------------------

Accumulated depreciation                     $   563,028
  Property and equipment                                   $   606,286
Additional paid-in capital                    18,516,543
  Accumulated deficit                                       26,494,326
Reorganization value in excess of amounts
  allocated to identifiable assets             8,021,041

The effect of the Plan of Reorganization on Epicus Communications
Group, Inc.'s balance sheet at December 8, 2005, is as follows:

                                                               Adjustments to record confirmation of Plan
                                                               ------------------------------------------
                                                                                               Reorganized
                                     Pre-          Debt        Exchange of        Fresh          Balance
                                Confirmation     discharge        stock           start           Sheet
                                ------------   -------------   -----------     ------------    -----------
Cash on hand and in bank              80,229           (660)        -               -               79,569
Accounts receivable
  Trade                            1,307,675          -             -               -            1,307,675
  Allowance for
   doubtful accounts                (225,000)         -             -               -             (225,000)
Prepaid expenses                     912,767     (1,020,724)        -               -             (107,957)
                                ------------   ------------    -----------     ------------    -----------
   Total current assets            2,075,671     (1,021,384)        -               -            1,054,287
                                ------------   ------------    -----------     ------------    -----------

Property and equipment               692,286          -             -              (606,286)        86,000
  Accumulated depreciation          (563,028)         -             -               563,028           -
                                ------------   ------------    -----------     ------------    -----------
   Net Property and Equipment        129,258          -             -               (43,258)        86,000
                                ------------   ------------    -----------     ------------    -----------

Other assets
  Deposits and other                 603,411       (348,210)        -               -              255,201
  Reorganization value in
   excess of amounts
   allocated to identifiable
   assets                              -              -             -             8,021,041      8,021,041
                                ------------   ------------    -----------     ------------    -----------
   Total other assets                603,411       (348,210)        -             8,021,041      8,276,242
                                ------------   ------------    -----------     ------------    -----------

Total Assets                    $  2,808,340   $ (1,369,594)   $    -          $  7,977,783    $ 9,416,529
                                ============   ============    ===========     ============    ===========

Liabilities not subject
  to compromise
  Accounts payable and other       2,757,835     (2,114,011)        -                -             643,824
                                ------------   ------------    -----------     ------------    -----------

Liabilities subject to
  compromise                      13,226,818    (13,226,818)        -                -                -
IRS Note                               -            674,026         -                -             674,026
BellSouth Note                         -            328,702         -                -             328,702
State of Florida Note                  -             59,910         -                -              59,910
Convertible debentures             5,247,263        100,037         -                -           5,347,300
Convertible note                       -          2,352,767         -                -           2,352,767
                                  18,474,081     (9,711,376)        -                -           8,762,705
                                ------------   ------------    -----------     ------------    -----------
  Total Liabilities               21,231,916    (11,825,387)        -                -           9,406,529
                                ------------   ------------    -----------     ------------    -----------

Shareholders' equity (deficit)
  Common stock - new                   -              -             10,000           -              10,000
  Common stock - old                 661,404          -           (661,404)          -                -
  Additional paid-in capital      17,865,139          -            651,404      (18,516,543)          -
  Accumulated deficit            (36,950,119)    10,455,793         -            26,494,326           -
                                ------------   ------------    -----------     ------------    -----------
  Total shareholders'
   deficit                       (18,423,576)    10,455,793         -             7,977,783         10,000
                                ------------   ------------    -----------     ------------    -----------

Total Liabilities and
  Shareholders' Equity          $  2,808,340   $ (1,369,594)   $    -          $  7,977,783    $ 9,416,529
                                ============   ============    ===========     ============    ===========

The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005 and was effective on December 8, 2005. The confirmed Plan provided for the following:

CLASS 1: is the Bell South secured claim in the amount of $1,929,396.96, which is secured by a lien on the assets of Epicus.

  On the Effective Date, BellSouth shall receive (I) a cash payment in the amount of $1,278,000 and (ii) application of the deposit in the amount of $322,695 toward payment of the BellSouth Cure Claim. Following the Effective Date, the remaining balance due on the BellSouth Cure Claim (i.e. ($328,702) shall be paid over the next twelve months subsequent to the Effective Date, with interest at the rate of 8%, in equal monthly payments ($28,593.18) and Be1lSouth shall retain its lien upon the Epicus Collateral until the balance of the BellSouth Cure Claim is paid in fall and the Post Petition Deposit (defined in the Plan) equals two months of estimated billings, at which time Be1lSouth shall release its lien upon the Epicus Collateral.

CLASS 2: is compromised of all secured claims other than the BellSouth Secured Claim, the NIR Group Debenture Claim and the IRS Secured
Claim.
   Except to the extent that a holder of an Allowed Other Secured Claim agrees to different treatment, on the later of (I) 10 business days after the Effective Date and the date on which such Allowed Other Secured Claim becomes an Allowed Other Secured Claim, or as soon thereafter as practicable; or (ii) such other date as may be fixed by the Bankruptcy Court whether fixed before or after the relevant date above, each holder of an Allowed Other Secured Claim shall receive, at Reorganized Epicus Communications' sole option, in full and final satisfaction of such Allowed Other Secured Claim the following: (I) the Collateral securing such Allowed Other Secured Claim; (ii) Cash from Reorganized Epicus Communications in the amount of the Allowed Other Secured Claim; or (iii) monthly principal payments over a term of thirty-six months with interest at me rate of 4% per annum. Each holder of an Allowed Other Secured Claim shall retain any security interests held as of the Petition Date until such Allowed Other Secured Claim is paid in full.

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

Our operating activity
----------------------

We are a multi-service telecommunications company with approximately 19,000 active accounts incorporating approximately 20,971 lines, as of July 31, 2006, in both the residential and business markets. We focus on developing integrated telephone service in the Competitive Local Exchange Carrier area of the telecommunications industry. Like many other emerging Competitive Local Exchange Carriers, our entry in this industry was facilitated by the passing of the Telecommunications Act of 1996 which allows Competitive Local Exchange Carriers to lease various elements of the networks of the Incumbent Local Exchange Carriers that are necessary to provide local telephone service in a cost-effective manner. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, data and dial up access to the Internet. We are certified to offer long distance and internet services in the 48 contiguous states.

Our current service market is focused on 6 of the 9 States serviced by BellSouth Corp.. In prior periods, we have provided long distance services to customers in 40 of the Continental 48 states in prior periods and have elected to withdraw from these markets as these markets proved themselves to be unprofitable.

Further, changes in Telecommunications Law have caused the profitability of a CLEC to provide telecommunications services to seriously deteriorate. Our future survival is predicated on being able to develop products and pricing structures to be profitable and competitive in today's telecommunication marketplace.

We have built our company by primarily focusing on being in the vanguard of new telecommunication products and services such as our "Freedom Rings? and AccessNOW? voice and data services brands, and creating software systems and processes to deliver telecommunication services over leased networks, instead of concentrating on buying switches and hardware to build a very expensive network, which could be severely under-utilized for a potentially long period of time. In our opinion, owned network development has been a major expense which has contributed to the demise of many emerging telephone companies. Instead, we have developed a scalable operating platform that can provision a local phone line, read usage records, rate phone calls for billing purposes, and prepare monthly invoices to customers. Our system has allowed for the billing of a customer's telecommunication services on one itemized bill. Because of the expense and complexity of the telecommunications business, we have focused on improving our performance through automation. We believe one of the greatest accomplishments in building our business over the past three years was the development of our own operational support systems ("OSS"). It is these systems that allow us to rapidly execute our customers orders, for example: orders for new service and repair orders, plus real time information on billing and collections. It is more economic, more efficient and more accurate than being totally dependent upon outside sources and clerical performance.

Our wholly-owned subsidiaries
-----------------------------

Moye & Associates, Inc. (a/k/a TheBest.Net)
-------------------------------------------

Moye's primary business was that of an Internet Service Provider (ISP) known as TheBest.Net. This acquisition was seen by management, at that time, to be synergetic with the operations of TCCF. Due to capitalization, liquidity and other issues with the former owners of Moye, who remained as Moye's senior management, on July 19, 2001, we signed a Letter of Intent to sell the active clients of Moye. The buyer paid $133.33 for each existing "dial-up" and "domain hosting client". As of May 31, 2002, all amounts due under this sale of assets contract had been satisfied. During our year ended May 31, 2003, we issued approximately 500,000 shares of restricted, unregistered common stock to Tully Moye in complete settlement of all remaining obligations related to the acquisition and disposition of Moye.

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

Management is evaluating the necessity of maintaining these dormant subsidiaries and may, at some future date, elect to dissolve one or both of these entities.


Item 2 - Description of Property

Our principal executive offices are located at 1750 Osceola Drive, West Palm Beach, Florida 33409 and our telephone number is (561) 688-0440. This space is approximately 1,500 square feet including three offices and a conference room. This lease was renegotiated in June 2005 and provides for annual payments of approximately $18,000 (approximately $1,500.00 per month). We are responsible for all utilities and other direct operating expenses. The property is owned by a corporation owned by Gerard Haryman, our President and Chief Executive Officer. We occupy the property on a month-to-month basis.

The Company's operating and administrative functions are housed in leased office space in Lake Mary, Florida under a long-term operating lease agreement. The lease commenced on September 20, 2004 and expires on March 19, 2010. The lease requires initial minimum monthly payments of approximately $20,800 per month, plus the applicable state sales taxes. The monthly rental rate increases by 3.0% in each
successive twelve-month period.    Additionally, the Company is
responsible for it's proportional share of increases in "operating expenses" (as defined) over the base calendar year as defined in the Lease Agreement.

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                              Year ended
                                                May 31,         Amount
                                              ----------     ------------

                                                 2007        $    262,906
                                                 2008             270,793
                                                 2009             278,917
                                                 2010             239,053
                                                             ------------
                                                 Total       $  1,051,669
                                                             ============


Item 3 - Legal Proceedings

All previously disclosed and discussed legal proceedings were terminated effective with the Bankruptcy Court's confirmation of the Company's Plan of Reorganization on September 30, 2005, which became effective on December 8, 2005.


Item 4 - Submission of Matters to a Vote of Security Holders

NONE


                              PART II

Item 5 - Market for Common Equity and Related Stockholder Matters



Our common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol "EPCG". During our time under the protection of the Bankruptcy Court, our common stock traded under the symbol "EPUCQ.OB". There can be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the NASD and from various broker-dealers and shows the range of representative bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark, mark-down or commission and do not necessarily represent actual transactions:

                                                    BID
                                                    ---
                                        High                    Low
                                        ----                   -----
Quarter ending

2002
  March 31                               .05                     .04
  June 30                                .05                     .03
  September 30                           .06                     .01
  December 31                            .05                     .01

2003
  March 31                               .03                     .01
  June 30                                .13                     .02
  September 30                           .12                     .05
  December 31                            .07                     .03

2004
  March 31                               .05                     .02
  June 30                                .03                     .01
  September 30                          .013                   .0012
  December 31                          .0034                   .0001

Contd..

                                                    BID
                                                    ---
                                        High                    Low
                                        ----                   -----
2005
  March 31                             .0018                   .0004
  June 30                              .0035                   .0005
  September 30                         .0025                    .001
**December 31                           7.00                     .01

2006
  March 31                              1.10                     .08
  June 30                                .14                    .011

** adjusted for reverse split of 1000 to 1 from this point forward

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


Item 6 - Management's Discussion and Analysis or Plan of Operation

Bankruptcy Filing

On October 25, 2004 (Petition Date), Epicus Communications Group, Inc. (Epicus Communications or Company, for purposes of identification in discussing the bankruptcy situation) and its wholly-owned subsidiary, Epicus, Inc. (Epicus for purposes of identification in discussing the bankruptcy situation), (collectively, Debtors) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida (Bankruptcy Court) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (Bankruptcy Code). These actions were assigned case numbers 04-34915, 04-34916, respectively (collectively, Cases).

The Company submitted a Plan of Reorganization (Plan) for consideration by the Bankruptcy Court and the affected creditors. On September 30, 2005, the Company received approval of the Plan of Reorganization and it was funded and became effective on December 8, 2005. Upon confirmation by the Bankruptcy Court and became binding upon all Claimants and Interest holders.

Overview

With the effectiveness of the Plan of Reorganization, the Company transferred all operations into Epicus Communications Group, Inc. The Company has no operations in any subsidiary entity as of December 8, 2005.

As a result of the Company's initial filing of the Bankruptcy Action, the Company virtually eliminated all marketing activities. Management believes that it has identified the service areas which afford the best potential profitability and customer quality. With the December 8, 2005 settlement of the Bankruptcy Action, the Company reinstated various marketing efforts, including telemarketing activities, directed towards prospective customers with the highest likelihood of long-term retention and profitability.

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

For the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006, the Company reported net revenues of approximately $5,830,000 with gross profit of approximately $987,000 (approximately 16,93%). These revenues were solely derived from telecommunication service sales. We have experienced deteriorations in gross margins as a result of various statutory changes and U. S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company. Future tariff and pricing, as well as potential increases in rates from our primary telecommunication carriers will have an impact on our future revenues and gross profit levels, which at this time are unpredictable.

The Company incurred selling and marketing expenses of approximately $363,000 and general and administrative expenses of approximately
$1,448,000 for the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006.

As a result of the 2004 bankruptcy filing, the Company disbanded its in-house marketing operations. The Company is also experiencing a negative impact from this action in replacing customers lost through normal attrition in the telecommunications industry. As a result of the December 2005 approval and funding of the Company's Plan of Reorganization, management is undertook steps to rebuild it's marketing efforts and realized additions to the customer base as a result of these actions. However, the stability of the customer base and the addition of new customers is not deemed to be either predictable or reliable as the Company continues to evaluate it's service areas, tariffs and creditworthiness of it's customers.

Management is of the opinion that the cost levels experienced during the 4th quarter of Fiscal 2006 should be reflective of future periods. However, due to the uncertainty of the bankruptcy action, the need for adding personnel and other unpredictable factors, the actual cost levels in future periods may experience significant fluctuations. As a result of the bankruptcy action, management is evaluating all possible areas of personnel and expenditure savings, including the utilization of third-party service providers for customer service, billing, cash management and carrier billing review. The ultimate impact, if any, of these items being considered is unknown at this time; however, management is of the opinion that only actions with a positive impact on the Company's operations and profitability will be undertaken.

The Company experienced a net loss of approximately $(2,670,000) for the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006. A significant component of the net loss for this period was the charge to operations for the recognition of bad debts of approximately $1,116,000 and the recognition of interest expense on the convertible notes and debentures of approximately $491,000. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, the Company adopted the policy of recording a net accounts receivable balance equal to the actual cash collected during the 30-day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable and the actual subsequent cash collections is recorded as bad debt expense in the respective reporting period.

Also continuing to contribute to our operating loss during the period are the expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company.

Results of Operations
---------------------

Proforma Year ended May 31, 2006 compared to the year ended May 31, 2005
------------------------------------------------------------------------

Concurrent with the effectiveness, on December 8, 2005, of the Company's Plan of Reorganization under Chapter 11 of the U. S. Bankruptcy Code, the Company adopted the tenets of "fresh start" accounting as specified by AICPA Statement of Position No. 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The key criteria to being eligible to use "fresh start" accounting is: 1) If the reorganization value of the assets of emerging entity immediately before the date of confirmation is less than the total of all postpetition liabilities and allowed claims, and if holders of voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. Management's calculations, as presented in Item 1 and in the accompanying financial statements, support the Company's meeting of the required criteria for "fresh start" reporting.

Accordingly, the Company's accompanying financial statements present the results of operations from the December 8, 2005 effectiveness of the Plan of Reorganization through May 31, 2006.

To assist the reader of this filing in comparing the Company's Fiscal 2005 operations with those of the year ended May 31, 2006, management elects to present the following unaudited table:
                                ---------

                          06/01/2005         Paid at       12/08/2005      Proforma,
                              to            bankruptcy         to           Fiscal          Fiscal
                          12/07/2005         closing       05/31/2006        2006            2005
                          -----------     -------------   -----------    ------------    ------------
Sales                     $ 7,276,659     $      -        $ 5,829,974    $13,106,633     $18,775,796

Cost of sales               5,862,298            -          4,843,177     10,705,475      15,288,616
                          -----------     ------------    -----------    -----------     -----------

Gross Profit                1,414,361            -            986,797      2,401,158       3,487,180

Operating Expenses
  Selling/Marketing            18,574            -            362,855        381,429       1,348,356
  General/Administrative
    Payroll/Personnel       1,083,236            -            987,193      2,070,429       2,720,681
    Other                     387,496            -            461,149        848,645       1,334,264
  Bad debt expense            960,119            -          1,116,217      2,076,336       5,139,138
  Depreciation                 24,458            -             10,597         35,055         133,875
  Compensation expense
    on sale of common
    stock below "fair
    value"                       -               -             83,753         83,753         742,254
                          -----------     ------------    -----------    -----------    ------------
  Total operating
    expenses                2,473,883            -          3,021,764      5,495,647      11,418,568
                          -----------     ------------    -----------    -----------    ------------

Loss from operations       (1,059,522)           -         (2,034,967)    (3,094,489)     (7,931,388)

Other income
  Interest expense         (1,100,482)           -           (491,006)    (1,591,488)       (413,541)

Contd...

                          06/01/2005         Paid at       12/08/2005      Proforma,
                              to            bankruptcy         to           Fiscal          Fiscal
                          12/07/2005         closing       05/31/2006        2006            2005
                          -----------     -------------   -----------    ------------    ------------

  Reorganization &
    bankruptcy expenses          (500)        (758,226)      (126,055)      (884,761)        (50,000)
  Abandonment of
    name development             -               -            (23,524)       (23,524)           -
  Other income (expense)         -               -              5,804          5,804          14,612
                          -----------     ------------    -----------    -----------    ------------
Loss before income
  taxes                    (2,160,504)        (758,226)    (2,669,728)    (5,588,458)     (8,380,317)

Income tax expense               -               -               -              -               -
                          -----------     ------------    -----------    -----------    ------------

Proforma Net Loss         $(2,160,504)    $   (758,226)   $(2,669,728)   $(5,588,458)   $ (8,380,317)
                          ===========     ============    ===========    ===========    ============


Liquidity and Capital Resources
-------------------------------

As of May 31, 2006, we had approximately $280,000 in cash in our operating accounts. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

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


Risks related to our business
-----------------------------

Our auditors have expressed doubt about our ability to continue as a going concern.
--------------------------------------------------------------------

Our independent auditors have issued their report dated July 14, 2006 on our consolidated financial statements as of May 31, 2006, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have negative working capital of approximately $(375,000) as of May 31, 2006 and we continue to experience cash flow difficulties in matching our contractual payment obligations, principally to BellSouth Corp. and Global Crossing, to our revenue billing cycles.

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

Convertible Debentures and Callable Convertible Secured Notes
-------------------------------------------------------------

As of May 31, 2006, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

  Convertible debentures                             $5,280,342
  Convertible debentures-Series 2006                    375,000
  Convertible secured notes                           3,750,000
                                                     ----------
                                                     $9,405,342
                                                     ==========


On the December 8, 2005 effective date of the Company's Plan of Reorganization, all pre-petition convertible debentures/notes were restructured and assumed by the post-bankruptcy entity.

On December 8, 2005, the Company executed a $3,750,000 9.0% Asset Backed Convertible Notes which funds were used for various settlement payments and recapitalization of the Company as a result of the affirmed Plan. In January 2006, the Noteholder gave notice that this debt would most probably be converted to newly to-be-authorized Preferred Stock of the Company at the discretion of the Noteholder(s) in future periods. The document(s) associated with this debt were filed in their entirety as exhibits in a Current Report on Form 8-K, filed on December 14, 2005.

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

On January 31, 2006, the Board of Directors entered into a new 12.0% convertible debenture agreement for up to an additional $625,000 in funds under terms identical to the convertible debentures brought forward in the December 2005 bankruptcy Plan affirmation and also unanimously agreed to further amend the revised convertible debenture agreement approved by the US Bankruptcy Court on September 30, 2005, and made effective by that same court on December 7, 2005 as follows:

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

For the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006, the Company has recognized approximately
$468,571 in additional paid-in capital for economic event related to the suspended interest on all of the above listed convertible debentures/notes.


Item 7 - Financial Statements

The required financial statements begin on page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in a Current Report on Form 8-K/A dated August 7, 2002 and in our Annual Reports on Form 10-KSB for the years ended May 31, 2003 and 2004, respectively, our Board of Directors terminated the accounting firm of Wieseneck, Andres and Company, P.A. (Wieseneck) of North Palm Beach, Florida in a prior year..

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


Item 8A - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of Fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                          PART III

Item 9 - Directors and  Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and directors. Each director serves a term of one year or until a successor is elected.

The directors and executive officers serving the Company are as follows:

    Name              Age     Position Held and Tenure
    ----              ---     ------------------------
Gerard Haryman        61      Chairman, President,
                              and Director

Mark Schaftlein       46      Chief Executive Officer
                              and Director

Thomas Donaldson      62      Vice President

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

Mark Schaftlein, Mark Schaftlein has been a Consultant with Ocean
---------------
Avenue Advisors for the past six years focusing on Corporate Finance, Restructuring and Management Consulting. At Ocean Avenue Advisors, he concentrated on Small and Microcap companies with an emphasis on telecommunications, technology and finance.

Mr. Schaftlein sits on the Board of Directors of GlobalNet Corporation and SP Holding Corporation. He spent 20 years at Citigroup with 8 of those years spent in Mortgage Banking and Consumer Finance.

Thomas N. Donaldson, is currently the Company's Vice President of
-------------------
Corporate Operations. Mr Donaldson, prior to the December 8, 2006 bankruptcy settlement date, served as both an officer and director of the Company and it's predecessors since February 1993. Prior to joining the Company, he had an extremely successful background in the electronic media, both television and radio. Before being promoted to executive level management, he was an award winning Producer/ Director at both the local and network levels. Additionally, he was a majority partner in the television production company, "American Televent", which produced commercials and syndicated programming. Mr. Donaldson attended both the University of Miami and the University of Paris.


Item 10 - Executive Compensation

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer and all other executive officers whose total annual salary and bonus exceeded $100,000 in all capacities in which the person served.

Summary Compensation Table
--------------------------

Name and                (1)                Annual                 Restricted   Options/     All Other
Principal Positions     Year     Salary    Bonus   Compensation     Stock      SARs(#)    Compensation
-------------------     ----     ------   -------  ------------   ----------   --------   ------------
Gerard Haryman          2006    $250,000    $-0-       $-0-         $-0-         $-0-         $-0-
President, Chairman     2005    $250,000    $-0-       $-0-         $-0-         $-0-         $-0-
of the Board            2004    $250,000    $-0-       $-0-         $-0-         $-0-         $-0-

Mark Schaftlein         2006    $180,000    $-0-       $-0-         $-0-         $-0-         $-0-
Chief Executive         2005    $-0-        $-0-       $-0-         $-0-         $-0-         $-0-
Officer                 2004    $-0-        $-0-       $-0-         $-0-         $-0-         $-0-

Thomas N. Donaldson     2006    $120,000    $-0-       $-0-         $-0-         $-0-         $-0-
Vice President          2005    $104,000    $-0-       $-0-         $-0-         $-0-         $-0-
                        2004    $104,000    $-0-       $-0-         $-0-         $-0-         $-0-

(1) Due to our cash position, Mr. Haryman and Mr. Donaldson deferred payment of all or part of their salaries and/or bonuses from June 1, 2003 through December 8, 2005. As a component of the bankruptcy settlement, all accrued and unpaid compensation due to Mr. Haryman and Mr. Donaldson were forfeited and no future obligation for payment exists.

Directors are not compensated for acting in their capacity as directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Options granted in the last Fiscal Year
---------------------------------------

There were no grants of stock options made during either Fiscal 2006 or Fiscal 2005 to our executive officers and/or directors.

Stock Options held at end of Fiscal 2006 and 2005

No stock options, stock appreciation rights or other compensation were granted to our President or other corporate officers or directors during either Fiscal 2006 and Fiscal 2005.

Employment Agreements
---------------------

On December 8, 2005, the Company executed new Employment Contracts with Gerard Haryman as President, Thomas Donaldson as Vice President and Mark Schaftlein as Chief Executive Officer. These contracts were filed in their entirety as exhibits to the aforementioned December 14, 2005 Form 8-K and expire on December 31, 2006.


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

                                                         % of Class
   Name and address           Number of Shares        Beneficially Owned
   ----------------           ----------------        ------------------
Mark Schaftlein, CEO              5,250,000                 46.9%
1750 Osceola Drive
West Palm Beach, FL 33467

Gerard Haryman, President         2,600,000                 23.2%
1750 Osceola Drive
West Palm Beach, FL 33467

Thomas Donaldson, VP                400,000                  3.6%
1750 Osceola Drive
West Palm Beach, FL 33467

All Executive Officers            8,250,000                 73.7%
and Directors as a
Group (3 persons)

(1) Percentage of beneficial ownership is based upon the 11,200,000 shares of our common stock outstanding as of August 14, 2006

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

Beneficial Ownership Reporting Compliance
-----------------------------------------

All but one of the Company's officers and/or directors, and/or their affiliates, as appropriate, complied with the annual requirements to file Form 3, 4 or 5 with the U. S. Securities and Exchange Commission. The non-filer was Thomas Donaldson.


Item 12 - Certain Relationships and Related Transactions

The Company was a party to and has a direct or indirect material interest in the following transactions during the years ended May 31, 2006 and 2005, respectively:

The Company leases it's executive offices in West Palm Beach, Florida from a corporation owned by Gerard Haryman, the Company's President and Chief Executive Officer. The terms and conditions of this arrangement are discussed in Item 2 - Description of Property.

During Fiscal 2005, respectively, the Company received (repaid) interest bearing advances either directly from Gerard Haryman, the Company's President and Chief Executive Officer or entities affiliated with Gerard Haryman in the net amounts of approximately $(1,223,880).


Item 13 - Exhibits

3     Articles of Incorporation and By-Laws

The Articles of Incorporation and Articles of Amendment to The
Articles of Incorporation and By-Laws of the Registrant were pre-filed as Exhibits 3-1, 3.2, and 3.3, respectively, to our Form 10-KSB, for the fiscal year 1995, filed April 1, 1998, with the Securities and

Exchange Commission and are incorporated herein by reference.

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

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Item 14 - Principal Accountants Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S.W. Hatfield, CPA of Dallas, Texas:

                               Year ended         Year ended
                              May 31, 2006       May 31, 2005
                              ------------       ------------
1.      Audit fees              $43,800            $40,400
2.      Audit-related fees         -                  -
3.      Tax fees                  2,200              2,500
4.      All other fees             -                  -
                                -------            -------
        Totals                  $46,000            $42,900
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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended May 31, 2006 and 2005, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

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

-----------------------------------------------------------------------

                          SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      Epicus Communications Group, Inc.


Dated: August 10, 2006                By:           /s/ Mark Schaftlein
                                         ------------------------------
                                                        Mark Schaftlein
                                            Chief Executive Officer and
                                         Acting Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: August 10, 2006                By:           /s/ Gerard Haryman
                                         -----------------------------
                                                        Gerard Haryman
                                                President and Director


Dated: August 10, 2006                By:           /s/ Mark Schaftlein
                                         ------------------------------
                                                        Mark Schaftlein
                                               Chief Executive Officer,
                                         Acting Chief Financial Officer
                                                           and Director

        EPICUS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----

Report of Registered Independent Certified Public
  Accounting Firm                                                 F-2

Consolidated Financial Statements

 Consolidated Balance Sheets
   as of May 31, 2006                                             F-3

 Consolidated Statements of Operations and Comprehensive Loss
  for the period from December 8, 2005 (date of bankruptcy
   settlement) through May 31, 2006                               F-4

 Consolidated Statement of Changes in Stockholders' Deficit
  for the period from December 8, 2005 (date of bankruptcy
   settlement) through May 31, 2006                               F-5

 Consolidated Statements of Cash Flows
  for the period from December 8, 2005 (date of bankruptcy
   settlement) through May 31, 2006                               F-6

 Notes to Consolidated Financial Statements                       F-7

                  LETTERHEAD OF S. W. HATFIELD, CPA
                  ---------------------------------

  REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM
  -----------------------------------------------------------------


Board of Directors and Stockholders
Epicus Communications Group, Inc.

We have audited the accompanying consolidated balance sheet of Epicus Communications Group, Inc. (a Florida corporation) and Subsidiaries as of May 31, 2006 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicus Communications Group, Inc. as of May 31, 2006 and the consolidated results of its operations and its consolidated cash flows for the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has reorganized pursuant to Chapter 11 of the U. S. Bankruptcy Code and continues to experience operating losses and negative cash flow from operating activities. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                              /s/S. W. HATFIELD, CPA

                                              S. W. HATFIELD, CPA
Dallas, Texas
July 14, 2006

         Epicus Communications Group, Inc. and Subsidiaries
                    Consolidated Balance Sheet
                           May 31, 2006


                                                                May 31, 2006
                                                                ------------
                              ASSETS
                              ------
Current Assets
 Cash on hand and in bank                                       $    279,726
 Accounts receivable - Trade, net of allowance
   for doubtful accounts of approximately $225,000                   790,172
 Prepaid expenses                                                     40,642
                                                                ------------
  Total current assets                                             1,110,540
                                                                ------------

Property and equipment - at cost or post-reorganization
  fair market value                                                   97,764
 less accumulated depreciation                                       (10,597)
                                                                ------------
  Net property and equipment                                          87,167
                                                                ------------

Other Assets
 Deposits and other                                                  134,998
 Reorganization value in excess of amounts
   allocatable to identifiable assets                              8,021,040
                                                                ------------
   Total other assets                                              8,156,038
                                                                ------------

TOTAL ASSETS                                                    $  9,353,745
                                                                ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

Current Liabilities
 Deferred customer revenue                                      $    512,433
 Current maturities of bankruptcy settlement debt                    397,821
 Accounts payable - trade                                            143,420
 Accrued taxes payable and other liabilities                         431,834
                                                                ------------
  Total current liabilities                                        1,485,508
                                                                ------------

Long-Term Liabilities
 Bankruptcy settlement debt, net of
   current maturities                                                503,342
                                                                ------------
  Total liabilities                                                1,988,850
                                                                ------------

Commitments and contingencies

Convertible Debentures                                             5,655,342
                                                                ------------

Callable Secured Convertible Note                                  3,750,000
                                                                ------------

Stockholders' Deficit
 Common stock - $0.001 par value.
  100,000,000 shares authorized.
  10,817,600 shares issued and outstanding                            10,818
 Additional paid-in capital                                          618,463
 Accumulated deficit                                              (2,669,728)
                                                                ------------
  Total stockholders' deficit                                     (2,040,447)
                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $  9,353,745
                                                                ============


          The accompanying notes are an integral part of these consolidated financial statements.

         Epicus Communications Group, Inc. and Subsidiaries
    Consolidated Statements of Operations and Comprehensive Loss
    Period from December 8, 2005 (date of bankruptcy settlement)
                         through May 31, 2006

                                                             Period from
                                                           December 8, 2005
                                                          (date of bankruptcy
                                                          settlement) through
                                                              May 31, 2006
                                                          -------------------

Revenues - net                                               $   5,829,974
Cost of Sales                                                   (4,843,177)
                                                             -------------
Gross Profit                                                       986,797
                                                             -------------

Operating Expenses
 Selling and marketing expenses                                    362,855
 General and administrative expenses
  Personnel                                                        987,193
  Other                                                            461,149
 Bad debt expense                                                1,116,217
 Depreciation and amortization                                      10,597
 Compensation expense related to
  common stock issuances at
  less than "fair value"                                            83,753
                                                             -------------
  Total operating expenses                                       3,021,764
                                                             -------------

Income (Loss) from operations                                   (2,034,967)

Other income
 Interest and other income (expense) - net                           5,804
 Interest expense                                                 (491,006)
 Post-bankruptcy reorganization costs                             (126,035)
 Abandonment of name development costs                             (23,524)
                                                             -------------

Loss before income tax benefit                                  (2,669,728)

Provision for income tax benefit                                         -
                                                             -------------

Net Loss                                                        (2,669,728)

Other comprehensive income                                               -

Comprehensive Loss                                           $  (2,669,728)
                                                             =============

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                              $(0.25)
                                                                    ======

Weighted-average number of shares
 of common stock outstanding                                    10,278,400
                                                                ==========


          The accompanying notes are an integral part of these consolidated financial statements.

         Epicus Communications Group, Inc. and Subsidiaries
    Consolidated Statement of Changes in Shareholders' Deficit
   Period from December 8, 2005 (date of bankruptcy settlement)
                       through May 31, 2006

                                       Common Stock       Additional
                                   -------------------     paid-in     Accumulated
                                   Shares       Amount     capital      deficit         Total
                                 ----------     -------   ----------   -----------   -----------
Stock issued pursuant
 to Plan of Reorganization
 at Settlement Date on
 December 8, 2005                10,000,000     $10,000   $        -   $         -   $    10,000

Issuance of common stock
 upon debenture conversion          817,600         818       66,139             -        66,957
  Compensation expense
   related to issuance of
   common stock at less
   than "fair value"                      -           -       83,753             -        83,753

Contribution of suspended
 interest on debentures
 and note payable                         -           -      468,571             -       468,571

Net loss for the period                   -           -            -    (2,669,728)   (2,669,728)
                                 ----------     -------   ----------   -----------   -----------
Balances at
 February 28, 2006               10,817,600     $10,818   $  618,463   $(2,669,728)  $(2,040,447)
                                 ==========     =======   ==========   ===========   ===========






















          The accompanying notes are an integral part of these consolidated financial statements.

           Epicus Communications Group, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
    Period from December 8, 2005 (date of bankruptcy settlement)
                          through May 31, 2006

                                                            Period from
                                                          December 8, 2005
                                                         (date of bankruptcy
                                                         settlement) through
                                                             May 31, 2006
                                                         -------------------

Cash Flows from Operating Activities
 Net loss for the period                                    $ (2,669,728)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                                   10,597
   Bad Debt Expense                                            1,116,217
   Abandonment of name development costs                          23,524
   Compensation expense related to common stock
     issuances at less than "fair value"                          83,753
   Contribution of interest expense related to
     suspended interest payable on notes payable                 468,571
   (Increase) Decrease in
     Accounts receivable                                        (823,714)
     Deposits, intangible and other assets                       (51,920)
   Increase (Decrease) in
     Deferred customer revenue                                     7,180
     Accounts payable                                              4,849
     Accrued taxes payable and other liabilities                 431,834
                                                             -----------

Net cash used in operating activities                         (1,398,837)
                                                             -----------

Cash Flows from Investing Activities
 Cash paid on deposit for pending
   equipment acquisition                                         (11,764)
                                                             -----------

Cash Flows from Financing Activities
 Cash paid on bankruptcy settlement debt                        (161,475)
 Cash advances on new convertible debentures                     375,000
 Cash advances on callable secured convertible note            1,297,233
                                                             -----------
Net cash provided by financing activities                      1,610,758
                                                             -----------

Increase (Decrease) in Cash                                      200,157
Cash at beginning of period                                       79,569
                                                             -----------

Cash at end of period                                        $   279,726
                                                             ===========

Supplemental Disclosure of Interest and Income Taxes Paid
 Interest paid for the period                                $    22,435
                                                             ===========
 Income taxes paid for the period                            $         -
                                                             ===========

Supplemental Disclosure of Non-cash Investing
and Financing Activities
  Common stock issued for retirement of debt                 $    66,958
                                                             ===========



          The accompanying notes are an integral part of these consolidated financial statements.

        Epicus Communications Group, Inc. and Subsidiaries

            Notes to Consolidated Financial Statements


NOTE A - Organization and Description of Business

Epicus Communications Group, Inc. (Company) was incorporated on July 22, 1985, pursuant to the laws of the State of Florida as Hydrobac, Inc. In May 2003, the Company changed it's name to better reflect the Company's business emphasis on the telecommunications sector and to better create consistent name branding with the Company's then-wholly-owned operating subsidiary, EPICUS, Inc. In accordance with the Company's Plan for Reorganization under Chapter 11 of the U. S. Bankruptcy code, on December 7, 2005, all operations were transferred to the Company and EPICUS, Inc. was liquidated.

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

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims were reflected in the Company's balance sheets as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims, if any, are secured primarily by liens on the Debtors' property, plant and equipment.

The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005 and became effective on December 8, 2005. It was determined that Epicus Communications Group, Inc.'s reorganization value computed immediately before December 8, 2005, the effective date of the Plan of Reorganization, was approximately
$1,395,488, which consisted of the following:

   Current assets retained by the post-confirmation entity   $1,054,287
   Fair market value of property and equipment                   86,000
   Deposits with vendors and other assets transferred
     to the post-confirmation entity                            255,201
                                                             ----------
     Reorganization value                                    $1,395,488
                                                             ==========


Pursuant to the Plan of Reorganization, all of the operations of the Company's then-wholly-owned subsidiary, EPICUS, Inc. were transferred to Epicus Communications Group, Inc. and the EPICUS, Inc. subsidiary was dissolved. The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below:

   Postpetition current liabilities                         $   643,824
   "New" common stock issued upon reorganization                 10,000
   Liabilities deferred pursuant to Chapter 11 proceeding     8,762,705
                                                            -----------
     Total postpetition liabilities and allowed claims        9,416,529
   Reorganization value                                      (1,395,488)
                                                            -----------
   Excess of liabilities over reorganization value          $ 8,021,041
                                                            ===========

           Epicus Communications Group, Inc. and Subsidiaries

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
         - Continued

The reorganization value of Epicus Communications Group, Inc. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios. The factors considered by Epicus Communications Group, Inc. included the following:

  * Forecasted operating and cash flows results which gave effect to the estimated impact of
     - Corporate restructuring and other operating program changes
     - Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
  * The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
  *  Market share and position
  *  Competition and general economic conditions
  *  Projected sales growth
  *  Potential profitability
  *  Seasonality and working capital requirements

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

  Convertible Debentures                                   $  5,347,000
  Callable Secured Convertible Note                           3,750,000
  Bankruptcy Settlement Notes
   Internal Revenue Service                                     674,026
   BellSouth Corp.                                              328,702
   State of Florida                                              59,910
  Common stock                                                   10,000
                                                           ------------
                                                           $ 10,169,638
                                                           ============

The following entries record the provisions of the Plan of Reorganization and the adoption of fresh-start reporting:

Entries to record debt discharge
--------------------------------
Liabilities subject to compromise                $ 13,226,818
 Bankruptcy settlement obligations                                $  3,515,442
Current liabilities                                 2,114,011
 Cash                                                                      660
 Prepaid expenses                                                    1,020,724
 Other assets                                                          348,210
 Gain on debt discharge                                             10,455,793

Entries to record exchange of stock for stock
---------------------------------------------

Common stock - old                               $    661,404
 Common stock - new                                               $     10,000
 Additional paid-in capital                                            651,404

Entries to record the adoption of fresh-start
reporting and to eliminate the deficit
---------------------------------------------

Accumulated depreciation                         $    563,028
 Property and equipment                                           $    606,286
Additional paid-in capital                         18,516,543
 Accumulated deficit                                                26,494,326
Reorganization value in excess of amounts
  allocated to identifiable assets                  8,021,041

          Epicus Communications Group, Inc. and Subsidiaries

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
         - Continued

The effect of the Plan of Reorganization on Epicus Communications
Group, Inc.'s balance sheet at December 8, 2005, is as follows:

                                                               Adjustments to record confirmation of Plan
                                                               ------------------------------------------
                                                                                               Reorganized
                                     Pre-          Debt        Exchange of        Fresh          Balance
                                Confirmation     discharge        stock           start           Sheet
                                ------------   -------------   -----------     ------------    -----------
Cash on hand and in bank              80,229           (660)        -               -               79,569
Accounts receivable
  Trade                            1,307,675          -             -               -            1,307,675
  Allowance for
   doubtful accounts                (225,000)         -             -               -             (225,000)
Prepaid expenses                     912,767     (1,020,724)        -               -             (107,957)
                                ------------   ------------    -----------     ------------    -----------
   Total current assets            2,075,671     (1,021,384)        -               -            1,054,287
                                ------------   ------------    -----------     ------------    -----------

Property and equipment               692,286          -             -              (606,286)        86,000
  Accumulated depreciation          (563,028)         -             -               563,028           -
                                ------------   ------------    -----------     ------------    -----------
   Net Property and Equipment        129,258          -             -               (43,258)        86,000
                                ------------   ------------    -----------     ------------    -----------

Other assets
  Deposits and other                 603,411       (348,210)        -               -              255,201
  Reorganization value in
   excess of amounts
   allocated to identifiable
   assets                              -              -             -             8,021,041      8,021,041
                                ------------   ------------    -----------     ------------    -----------
   Total other assets                603,411       (348,210)        -             8,021,041      8,276,242
                                ------------   ------------    -----------     ------------    -----------

Total Assets                    $  2,808,340   $ (1,369,594)   $    -          $  7,977,783    $ 9,416,529
                                ============   ============    ===========     ============    ===========

Liabilities not subject
  to compromise
  Accounts payable and other       2,757,835     (2,114,011)        -                -             643,824
                                ------------   ------------    -----------     ------------    -----------

Liabilities subject to
  compromise                      13,226,818    (13,226,818)        -                -                -
IRS Note                               -            674,026         -                -             674,026
BellSouth Note                         -            328,702         -                -             328,702
State of Florida Note                  -             59,910         -                -              59,910
Convertible debentures             5,247,263        100,037         -                -           5,347,300
Convertible note                       -          2,352,767         -                -           2,352,767
                                  18,474,081     (9,711,376)        -                -           8,762,705
                                ------------   ------------    -----------     ------------    -----------
  Total Liabilities               21,231,916    (11,825,387)        -                -           9,406,529
                                ------------   ------------    -----------     ------------    -----------

Shareholders' equity (deficit)
  Common stock - new                   -              -             10,000           -              10,000
  Common stock - old                 661,404          -           (661,404)          -                -
  Additional paid-in capital      17,865,139          -            651,404      (18,516,543)          -
  Accumulated deficit            (36,950,119)    10,455,793         -            26,494,326           -
                                ------------   ------------    -----------     ------------    -----------
  Total shareholders'
   deficit                       (18,423,576)    10,455,793         -             7,977,783         10,000
                                ------------   ------------    -----------     ------------    -----------

Total Liabilities and
  Shareholders' Equity          $  2,808,340   $ (1,369,594)   $    -          $  7,977,783    $ 9,416,529
                                ============   ============    ===========     ============    ===========

         Epicus Communications Group, Inc. and Subsidiaries

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
         - Continued

The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005 and was effective on December 8, 2005. The confirmed Plan provided for the following:

CLASS 1: is the Bell South secured claim in the amount of $1,929,396.96, which is secured by a lien on the assets of Epicus.
 On the Effective Date, BellSouth shall receive (I) a cash payment in the amount of $1,278,000 and (ii) application of the deposit in the amount of $322,695 toward payment of the BellSouth Cure Claim. Following the Effective Date, the remaining balance due on the Be1lSouth Cure Claim (i.e. ($328,702) shall be paid over the next twelve months subsequent to the Effective Date, with interest at the rate of 8%, in equal monthly payments ($28,593.18) and Be1lSouth shall retain its lien upon the Epicus Collateral until the balance of the BellSouth Cure Claim is paid in fall and the Post Petition Deposit (defined in the Plan) equals two months of estimated billings, at which time Be1lSouth shall release its lien upon the Epicus Collateral.

CLASS 2: is compromised of all secured claims other than the BellSouth Secured Claim, the NIR Group Debenture Claim and the IRS Secured Claim.
 Except to the extent that a holder of an Allowed Other Secured Claim agrees to different treatment, on the later of (I) 10 business days after the Effective Date and the date on which such Allowed Other Secured Claim becomes an Allowed Other Secured Claim, or as soon thereafter as practicable; or (ii) such other date as may be fixed by the Bankruptcy Court whether fixed before or after the relevant date above, each holder of an Allowed Other Secured Claim shall receive, at Reorganized Epicus Communications' sole option, in full and final satisfaction of such Allowed Other Secured Claim the following: (I) the Collateral securing such Allowed Other Secured Claim; (ii) Cash from Reorganized Epicus Communications in the amount of the Allowed Other Secured Claim; or (iii) monthly principal payments over a term of thirty-six months with interest at me rate of 4% per annum. Each holder of an Allowed Other Secured Claim shall retain any security interests held as of the Petition Date until such Allowed Other Secured Claim is paid in full.

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

These financial statements reflect the books and records of Epicus Communications Group, Inc., Mic Mac, Inc. and Moye & Associates, Inc. for the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as either Company or Epicus Group.

The Company conducts business activities in only one distinct business segment.


NOTE D - Going Concern Uncertainty

The Company experienced significant operating losses prior to it's emergence from a Chapter 11 bankruptcy action. In the period from the emergence from bankruptcy protection on December 8, 2005 through May 31, 2006, the Company's operations remained in a negative cash flow position.

The Company's liquidity, in periods prior to the bankruptcy filing, was sustained through the sale of equity securities, restricted and unrestricted, domestically and in international markets and significant working capital advances have been made by members of management or by entities owned or controlled by members of management during the current and prior periods. Subsequent to December 8, 2005, liquidity was provided by the proceeds of a new convertible debenture (Series 2006), proceeds of Callable Convertible Secured Notes and collections of customer accounts receivable. Future liquidity may be dependent upon future offerings of debt and/or equity securities; however, the availability of further liquidity from these sources is uncertain.

Management continues to evaluate all customer accounts, their respective credit ratings and customer payment history. In accordance with the Company's various operating tariffs in the States in which the Company conducts business operations. As allowable, management is either raising service rates or discontinuing service to unprofitable customers and service areas. However, due to the Company's customer base, the Company continues to experience significant charges for bad debts which impair the related cash flows and the Company's continued existence is principally dependent upon its ability to generate sufficient cash flows from operations to support its daily operations on a timely basis as well as provide sufficient resources to satisfy the components of its proposed reorganization plan to retire pre-petition liabilities and obligations.

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

3.   Property and Equipment
     ----------------------

  Property and equipment in the Company's continued use as of the December 8, 2005 reorganization date was recorded at fair market value, pursuant to the requirements of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", as issued by the American Institute of Certified Public Accountants. These assets are depreciated over the estimated useful lives, generally three (3) to five (5) years, of the individual assets using the straight-line method.

  Property and equipment acquired subsequent to December 7, 2005 is recorded at historical cost and is depreciated over the respective useful life, generally three (3) to five (5) years, of the individual assets using the straight-line method.

  Gains and losses from the disposition of property and equipment are included in operations as incurred.

4.   Intangible Assets
     -----------------

  Monies paid in prior periods for the development of the trade name "Epicus", approximately $23,524, were capitalized as a component of Other Assets on the Company's consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. Subsequent to December 7, 2005, the Company began to transition it's corporate market identity to "ECG" in lieu of the aforementioned "Epicus". Accordingly during the quarter ended May 31, 2006, management has recorded a 100% charge to operations for the abandonment of the corporate identity related to the trade name "Epicus".

  Other intangible assets are amortized over the estimated useful life of the underlying asset using the straight-line method.

5.   Revenue Recognition
     -------------------

  Bundled telecommunications services and charges for combined packages of local and long-distance telephone services for business and residential customers are billed to the respective customer in advance at the initiation of each monthly billing cycle. Separately billed long-distance telephone services, service commencement charges, service change fees and service charges for delinquent payments are billed in arrears in the month following the provision of the service. Revenue for services billed in advance is recognized on a pro-rata basis over the course of the related billing cycle and revenues for all service and/or charges billed in arrears is recognized at the respective billing date. Accordingly, the Company has recognized an unearned revenue item in the accompanying balance sheet for unearned advance billings for service.

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

  As of May 31, 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

  At May 31, 2006, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

  In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
  The provisions of SFAS No. 154 are not expected to affect the Company's consolidated financial statements.


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

         Epicus Communications Group, Inc. and Subsidiaries

NOTE G - Concentrations of Credit Risk

The Company and its Epicus subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2006, 2005 and 2004, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.


NOTE H - Property and Equipment

Property and equipment consists of the following as of May 31, 2006, respectively:

                                                  May 31, 2006    Estimated life
                                                  ------------    --------------
     Computer equipment                             $ 30,000          3 years
     Office furniture and fixtures                    56,000          5 years
     Deposit on proposed equipment acquisition        11,764             -
                                                    --------
                                                      97,764
     Less accumulated depreciation                   (10,597)
                                                    --------
     Net property and equipment                     $ 87,167
                                                    ========

Depreciation expense for the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006 was approximately $10,597.


NOTE I - Convertible Debentures and Callable Convertible Secured Notes

As of May 31, 2006, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

     Convertible debentures                     $5,280,342
     Convertible debentures-Series 2006            375,000
     Convertible secured notes                   3,750,000
                                                ----------
                                                $9,405,342
                                                ==========

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

        Epicus Communications Group, Inc. and Subsidiaries

NOTE I - Convertible Debentures and Callable Convertible Secured Notes

On January 31, 2006, the Board of Directors entered into a new 12.0% convertible debenture agreement for up to an additional $625,000 in funds under terms identical to the convertible debentures brought forward in the December 2005 bankruptcy Plan affirmation and also unanimously agreed to further amend the revised convertible debenture agreement approved by the US Bankruptcy Court on September 30, 2005, and made effective by that same court on December 7, 2005 as follows:

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

For the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006, the Company has recognized approximately
$468,571 in additional paid-in capital for economic event related to the suspended interest on all of the above listed convertible debentures/notes.


NOTE J - Income Taxes

The components of income tax (benefit) expense for the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006 is as follows:

                                                      Period from
                                                    December 8, 2005
                                                   (date of bankruptcy
                                                   settlement) through
                                                       May 31, 2006
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
                                                         =======


The Company has a net operating loss carryforward of approximately $2,700,000 to offset future taxable income as a result of the reduction requirements related to the Company's discharge from bankruptcy. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


        (Remainder of this page left blank intentionally)

        Epicus Communications Group, Inc. and Subsidiaries

NOTE J - Income Taxes - Continued

The Company's income tax expense for the periods from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006, differed from the statutory federal rate of 34 percent as follows:

                                                            Period from
                                                         December 8, 2005
                                                        (date of bankruptcy
                                                        settlement) through
                                                            May 31, 2006
                                                        -------------------

Statutory rate applied to loss before income taxes          $  (907,700)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                  -
  Non-deductible items:
   Compensation expense related to the sale of
   common stock at less than "fair value"                        28,500
  Other, including reserve for deferred tax asset               879,200
                                                            -----------
     Income tax expense                                     $         -
                                                            ===========

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2006:

                                                            May 31, 2006
                                                        ------------------

   Deferred tax assets
     Net operating loss carryforwards                       $   879,200
     Less valuation allowance                                  (879,200)
   Net Deferred Tax Asset                                   -----------
                                                            $         -
                                                            ===========

During the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006, the valuation allowance (decreased) increased by approximately $879,200.


NOTE K - Common Stock Transactions

On December 8, 2006, in compliance with the approved Plan of Reorganization, the Company issued 10,000,000 shares of common stock as previously discussed.

Between December 12, 2005 and May 31, 2006, in 13 separate transactions, the Company issued an aggregate 817,600 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $83,753 for the differential between the "fair value" of these securities sold and the contractual exchange price.



        (Remainder of this page left blank intentionally)

        Epicus Communications Group, Inc. and Subsidiaries

NOTE L - Stock Warrants

On December 8, 2005, pursuant to the confirmed Plan of Reorganization, the Company amended and reissued the warrants issued in conjunction with the sale of an aggregate of $3,300,000 in 8% secured convertible notes, the Company issued warrants to purchase 3,300,000 shares of our common stock to four (4) accredited investors. The following table presents warrant activity through May 31, 2006:

                                                Weighted
                                                Average
                                                Number of      Exercise
                                                 Shares          Price
                                                ---------     ----------
   Balance at December 8, 2005                          -            -
   Issued                                       3,300,000        $0.03
   Exercised                                            -            -
   Expired                                              -            -
                                                ---------
   Balance at May 31, 2006                      3,300,000        $0.03
                                                =========

NOTE M - Commitments and Contingencies

Leased facilities

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

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                                Year ended
                                                  May 31,       Amount
                                                ----------    ----------
                                                   2007       $  262,906
                                                   2008          270,793
                                                   2009          278,917
                                                   2010          239,053
                                                              ----------
                                                 Total        $1,051,669
                                                              ==========

Employment agreements
---------------------

On December 8, 2005, the Company executed new Employment Contracts with Gerard Haryman as President, Thomas Donaldson as Vice President and Mark Schaftlein as Chief Executive Officer. These contracts were filed in their entirety as exhibits to the aforementioned December 14, 2005 Form 8-K and expire on December 31, 2006.

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