Form 10QSB
period 2006-08-31
EPICUS COMMUNICATIONS GROUP INC
filed 2006-10-16
CIK 800401

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                Form 10-QSB
___________________________________________________________________________



(Mark one)

  X  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
 ---                             Act of 1934

             For the quarterly period ended August 31, 2006

     Transition Report Under Section 13 or 15(d) of the Securities Exchange
 ---                             Act of 1934

     For the transition period from ______________ to _____________

___________________________________________________________________________

                 Commission File Number: 000-17058

                  Epicus Communications Group, Inc.
   -----------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

           Florida                              59-2564162
   ----------------------                  ----------------------
  (State of incorporation)                (IRS Employer ID Number)

  610 Crescent Executive Court, Suite 300, Lake Mary, FL 32746-2113
  -----------------------------------------------------------------
                 (Address of principal executive offices)

                          (561) 688-0440
                       --------------------
                   (Issuer's telephone number)

            1750 Osceola Drive, West Palm Beach, FL 33409
            ---------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


___________________________________________________________________________


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES  X    NO

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act):   YES        NO  X
                                                  ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 11, 2006:
14,067,600
----------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                  Epicus Communications Group, Inc.

	Form 10-QSB for the Quarter ended August 31, 2006

                         Table of Contents


							Page
                                                                      ----
Part I - Financial Information

   Item 1  Financial Statements                                         3

   Item 2  Management's Discussion and Analysis or Plan of Operation   20

   Item 3  Controls and Procedures                                     23


Part II - Other Information

   Item 1  Legal Proceedings                                           23

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds 23

   Item 3  Defaults Upon Senior Securities                             23

   Item 4  Submission of Matters to a Vote of Security Holders         24

   Item 5  Other Information                                           24

   Item 6  Exhibits                                                    24


Signatures                                                             24

Part I
Item 1 - Financial Statements



                 Epicus Communications Group, Inc.
                           Balance Sheet
                          August 31, 2006

                            (Unaudited)

                                                            August 31,
                                                               2006
                                                           ------------
                  ASSETS
                  ------
Current Assets
  Cash on hand and in bank                                 $   103,066
  Accounts receivable - Trade
    net of allowance for doubtful accounts
    of approximately $225,000                                  662,082
                                                          ------------
     Total current assets                                      760,148
                                                          ------------

Property and equipment - at cost or post-
  reorganization fair market value                              97,764
  less accumulated depreciation                                (15,895)
                                                          ------------
     Net property and equipment                                 81,869
                                                          ------------

Other Assets
  Refundable deposits                                           84,759
  Reorganization value in excess of amounts
    allocatable to identifiable assets                       8,021,040
                                                          ------------
     Total other assets                                      8,382,974
                                                          ------------
TOTAL ASSETS                                               $ 8,947,816
                                                          ============
	LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities
  Deferred customer revenue                                $   404,092
  Current maturities of bankruptcy settlement debt             271,562
  Accounts payable - trade                                     216,978
  Accrued taxes payable and other liabilities                  608,117
                                                          ------------
     Total current liabilities                               1,500,749
                                                          ------------
Long-Term Liabilities
  Bankruptcy settlement debt, net of current maturities        523,506
                                                          ------------
     Total liabilities                                       2,042,255
                                                          ------------
Commitments and contingencies

Convertible Debentures                                       5,866,835
                                                          ------------

Callable Secured Convertible Note                            3,750,000
                                                          ------------
Stockholders' Deficit
  Common stock - $0.001 par value.
    100,000,000 shares authorized.
    12,817,600 shares issued and outstanding                    12,181
  Additional paid-in capital                                   916,934
  Accumulated deficit                                       (3,623,026)
                                                          ------------
     Total stockholders' deficit                              (886,161)
                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 8,947,816
                                                          ============


    The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                 Epicus Communications Group, Inc.
	Statements of Operations and Comprehensive Loss
                 Three months ended August 31, 2006

                             (Unaudited)

                                                          Three months
                                                             ended
                                                           August 31,
                                                             2006
                                                           -----------

Revenues - net                                              $2,570,687
Cost of Sales                                               (1,928,801)
                                                           -----------

Gross Profit                                                   641,886
                                                           -----------

Operating Expenses
  Selling and marketing expenses                                 4,400
  General and administrative expenses                          715,636
  Bad debt expense                                             576,927
  Depreciation and amortization                                  5,298
  Compensation expense related to issuances
    of common stock at less than "fair value"                   26,747
                                                           -----------
      Total operating expenses                               1,329,008
                                                           -----------

Income (Loss) from operations                                 (687,122)

Other income
  Interest and other income (expense) - net                        422
  Interest expense                                            (266,598)
                                                           -----------
Loss before income tax benefit                                (953,298)

Provision for income tax benefit                                     -
                                                           -----------

Net Loss                                                      (953,298)

Other comprehensive income                                           -
                                                           -----------

Comprehensive Loss                                         $  (953,298)
                                                           ===========
Net loss per weighted-average share
  of common stock outstanding, calculated
  on Net Loss - basic and fully diluted                    $     (0.08)
                                                           ===========
Weighted-average number of shares
  of common stock outstanding                               11,893,686
                                                           ===========


    The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                Epicus Communications Group, Inc.
                  Statement of Cash Flows
               Three months ended August 31, 2006

                          (Unaudited)


                                                                Three months
                                                                    ended
                                                                 August 31,
                                                                    2006
                                                                -----------

Cash Flows from Operating Activities
  Net loss for the period                                       $  (953,298)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation                                                    5,298
      Bad Debt Expense                                              576,927
      Compensation expense related to issuances of
        common stock at less than "fair value"                       26,747
      Contribution of suspended interest expense on notes payable   257,347
      (Increase) Decrease in
        Accounts receivable                                        (443,837)
        Prepaid expenses, refundable deposits and other assets       90,881
      Increase (Decrease) in
        Deferred customer revenue                                  (108,341)
        Accounts payable                                             73,558
        Accrued taxes payable and other liabilities                 176,283

Net cash used in operating activities                              (298,435)


Cash Flows from Investing Activities                                      -
                                                                -----------

Cash Flows from Financing Activities
  Cash paid on bankruptcy settlement debt                          (106,095)
  Cash funded on convertible debenture                              227,870
                                                                -----------

Net cash provided by financing activities                           121,775
                                                                -----------

Increase (Decrease) in Cash                                        (176,660)
Cash at beginning of period                                         279,726
                                                                -----------

Cash at end of period                                           $   103,066
                                                                ===========
Supplemental Disclosure of Interest and Income Taxes Paid
  Interest paid for the period                                  $     9,251
                                                                ===========
  Income taxes paid for the period                              $         -
                                                                ===========
Supplemental Disclosure of Non-cash Investing
 and Financing Activities
  Common stock issued for retirement of debt                    $    16,377
                                                                ===========


    The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

           Epicus Communications Group, Inc.
              Notes to Financial Statements
                    August 31, 2006


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

In prior years, the Company acquired 100% each of the then issued and outstanding stock of Moye & Associates, Inc. (Moye), a Georgia corporation, and Mic Mac Investments, Inc. (Mic Mac), a South Carolina corporation. All operations related to Moye and Mic Mac were discontinued prior to May 31, 2004. During the quarter ended August 31, 2006, the Company dissolved these two entities.


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

The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 30, 2005 and became effective on December 8, 2005. It was determined that Epicus Communications Group, Inc.'s reorganization value computed immediately before December 8, 2005, the effective date of the Plan of Reorganization, was approximately
$1,395,488, which consisted of the following:

  Current assets retained by the post-confirmation entity  	$1,054,287
  Fair market value of property and equipment                   86,000
  Deposits with vendors and other assets transferred
    to the post-confirmation entity                            255,201
                                                           -----------

  Reorganization value                                      $1,395,488
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

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                      August 31, 2006


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

Entries to record exchange of stock for stock
  Common stock - old                          $   661,404
    Common stock - new                                     $    10,000
      Additional paid-in capital                               651,404

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                       August 31, 2006


NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
 - Continued

Entries to record the adoption of fresh-start reporting and to
--------------------------------------------------------------
eliminate the deficit
---------------------

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

The effect of the Plan of Reorganization on Epicus Communications
Group, Inc.'s balance sheet at December 8, 2005, is as follows:

                              Adjustments to record confirmation of Plan
                              ------------------------------------------
                                                                                Reorganized
                                 Pre-         Debt      Exchange of     Fresh     Balance
                            Confirmation    discharge      stock        start      Sheet
                            ------------    ---------   -----------   -------   -----------
Cash on hand and in bank          80,229         (660)          -          -         79,569
Accounts receivable
  Trade                        1,307,675            -           -          -      1,307,675
  Allowance for
    doubtful accounts           (225,000)           -           -          -       (225,000)
Prepaid expenses                 912,767   (1,020,724)          -          -       (107,957)
                              ----------   ----------    --------   --------     ----------
  Total current assets         2,075,671   (1,021,384)          -          -      1,054,287
                              ----------   ----------    --------   --------     ----------

Property and equipment           692,286            -           -   (606,286)        86,000
  Accumulated depreciation      (563,028)           -           -    563,028              -
                              ----------   ----------    --------   --------     ----------
    Net Property and Equipment   129,258            -           -    (43,258)        86,000
                              ----------   ----------    --------   --------     ----------
Other assets
  Deposits and other             603,411     (348,210)          -          -        255,201
  Reorganization value in
    excess of amounts
    allocated to identifiable
    assets                             -            -           -  8,021,041      8,021,041
                              ----------   ----------    --------   --------     ----------
    Total other assets           603,411     (348,210)          -  8,021,041      8,276,242
                              ----------   ----------    --------   --------     ----------
Total Assets                  $2,808,340  $(1,369,594)   $      - $7,977,783     $9,416,529
                              ==========   ==========    ========   ========     ==========


	(Remainder of this page left blank intentionally)

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                        August 31, 2006


NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
  - Continued

                              Adjustments to record confirmation of Plan
                              ------------------------------------------
                                                                                Reorganized
                                 Pre-         Debt      Exchange of     Fresh     Balance
                            Confirmation    discharge      stock        start      Sheet
                            ------------    ---------   -----------   -------   -----------
Liabilities not subject
  to compromise
  Accounts payable and other   2,757,835   (2,114,011)          -           -      643,824
                              ----------   ----------    --------    --------   ----------
Liabilities subject to
  compromise                  13,226,818  (13,226,818)          -           -            -
IRS Note                               -      674,026           -           -      674,026
BellSouth Note                         -      328,702           -           -      328,702
State of Florida Note                  -       59,910           -           -       59,910
Convertible debentures         5,247,263      100,037           -           -    5,347,300
Convertible note                       -    2,352,767           -           -    2,352,767
                              ----------   ----------    --------    --------   ----------
                              18,474,081   (9,711,376)          -           -    8,762,705
                              ----------   ----------    --------    --------   ----------
  Total Liabilities           21,231,916  (11,825,387)          -           -    9,406,529
                              ----------   ----------    --------    --------   ----------

Shareholders' equity (deficit)
  Common stock - new                   -            -      10,000           -       10,000
  Common stock - old             661,404            -    (661,404)          -            -
  Additional paid-in capital  17,865,139            -     651,404 (18,516,543)           -
  Accumulated deficit        (36,950,119)  10,455,793           -  26,494,326            -
                              ----------   ----------    --------    --------   ----------
  Total shareholders'
     deficit                 (18,423,576)  10,455,793           -   7,977,783       10,000
                              ----------   ----------    --------    --------   ----------
Total Liabilities and
  Shareholders' Equity      $  2,808,340  $(1,369,594)  $       - $ 7,977,783   $9,416,529
                              ==========   ==========    ========    ========   ==========


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

               Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                        August 31, 2006


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

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                      August 31, 2006


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

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                      August 31, 2006


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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U.
S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended May 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending May 31, 2007.

The Company conducts business activities in only one distinct business segment.


NOTE D - Going Concern Uncertainty

The Company experienced significant operating losses prior to it's emergence from a Chapter 11 bankruptcy action. In the period from the emergence from bankruptcy protection on December 8, 2005 through the period ended August 31, 2006, the Company's operations remained in a negative cash flow position.

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

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                    August 31, 2006


NOTE D - Going Concern Uncertainty - Continued

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



	(Remainder of this page left blank intentionally)

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                     August 31, 2006


NOTE E - Summary of Significant Accounting Policies - Continued

4. Revenue Recognition
   -------------------

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

5. Income Taxes
   ------------

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

As of August 31, 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

6. Advertising costs
   -----------------

The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

7. Earnings (loss) per share
   -------------------------

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

At August 31, 2006, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                       August 31, 2006


NOTE E - Summary of Significant Accounting Policies - Continued

8. Employee Stock Options
   ----------------------

The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.

9. Recently Issued Pronouncements
   ------------------------------

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.


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


NOTE G - Concentrations of Credit Risk

The Company maintains it's cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution. During the each of the years ended May 31, 2006 and 2005 and the period through August 31, 2006, respectively, the Company, at various times, had amounts on deposit in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.


NOTE H - Property and Equipment

Property and equipment consists of the following as of August 31, 2006, respectively:

                                                 August 31,
                                                    2006     Estimated life
                                                 ----------  --------------

     Computer equipment                            $30,000      3 years
     Office furniture and fixtures                  56,000      5 years
     Deposit on proposed equipment acquisition      11,764         -
                                                  --------
                                                    97,764
     Less accumulated depreciation                 (15,895)
                                                  --------

     Net property and equipment                    $81,869
                                                  ========

Depreciation expense for the three months ended August 31, 2006 was approximately $5,298.

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                       August 31, 2006


NOTE I - Convertible Debentures and Callable Convertible Secured Notes

As of May 31, 2006, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

      Convertible debentures                   $5,263,965
      Convertible debentures-Series 2006          602,870
      Convertible secured notes                 3,750,000
                                               ----------
                                               $9,616,835
                                               ==========

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

During the three months ended August 31, 2006, the Company has recognized approximately $257,346 in additional paid-in capital for economic event related to the suspended interest on all of the above listed convertible debentures/notes.



	(Remainder of this page left blank intentionally)

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                      August 31, 2006


NOTE J - Income Taxes

The components of income tax (benefit) expense for the three months ended August 31, 2006 is as follows:

                                                    Three months
                                                        ended
                                                      August 31,
                                                         2006
                                                     ----------

Federal:  Current                                    $     -
          Deferred                                         -
                                                      ------

State:    Current                                          -
          Deferred                                         -
                                                      ------

 Total                                               $     -
                                                      ======

The Company has a net operating loss carryforward of approximately $14,000,000 to offset future taxable income as a result of the reduction requirements related to the Company's discharge from bankruptcy. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended August 31, 2006, differed from the statutory federal rate of 34 percent as follows:
                                                     Three months
                                                        ended
                                                       August 31,
                                                          2006
                                                      ------------

Statutory rate applied to loss before income taxes     $(324,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                           -
  Non-deductible items:
    Compensation expense related to the sale of
      common stock at less than "fair value"               9,100
    Other, including reserve for deferred tax asset      314,900
                                                       ---------
                              Income tax expense       $       -
                                                       =========

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, accrued, but unpaid, charges for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2006:

                                                        August 31,
                                                           2006
                                                      -------------
   Deferred tax assets
     Net operating loss carryforwards                 $4,760,000
     Less valuation allowance                         (4,760,000)
                                                      ----------
   Net Deferred Tax Asset                             $        -
                                                      ==========

During the three months ended August 31, 2006, the valuation allowance increased by approximately $315,000.

              Epicus Communications Group, Inc.
         Notes to Financial Statements - Continued
                       August 31, 2006


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

Between June 1, 2006 and August 31, 2006, in 8 separate transactions, the Company issued an aggregate 2,000,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $26,747 for the differential between the "fair value" of these securities sold and the contractual exchange price.


NOTE L - Stock Warrants

On December 8, 2005, pursuant to the confirmed Plan of Reorganization, the Company amended and reissued the warrants issued in conjunction with the sale of an aggregate of $3,300,000 in 8% secured convertible notes, the Company issued warrants to purchase 3,300,000 shares of our common stock to four (4) accredited investors. The following table presents warrant activity through May 31, 2006:

                                        	Weighted
                                                   Average
                                                  Number of   Exercise
                                                   Shares       Price
                                                 ----------   ---------

     Balance at December 8, 2005                         -           -
     Issued                                      3,300,000       $0.03
     Exercised                                           -           -
     Expired                                             -           -
                                                 ---------

     Balance at May 31, 2006                     3,300,000       $0.03
     Issued                                              -           -
     Exercised                                           -           -
     Expired                                             -           -
                                                 ---------

     Balance at August 31, 2006                  3,300,000       $0.03
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

              Epicus Communications Group, Inc.
	Notes to Financial Statements - Continued
                       August 31, 2006


NOTE M - Commitments and Contingencies

Leased facilities
-----------------

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                               Year ended
                                                 May 31,     Amount
                                               ----------   --------
                                                  2007      $262,906
                                                  2008       270,793
                                                  2009       278,917
                                                  2010       239,053
                                                            --------

                                                  Total   $1,051,669
                                                          ==========

Employment agreements
---------------------

On December 8, 2005, the Company executed new Employment Contracts with Gerard Haryman as President, Thomas Donaldson as Vice President and Mark Schaftlein as Chief Executive Officer. These contracts were filed in their entirety as exhibits to a Current Report on Form 8-K and expire on December 31, 2006. During the quarter ended August 31, 2006, Mr. Haryman resigned as the Company's President; however, the Company will honor the terms of the aforementioned contract through it's expiration.

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

Given these uncertainties, readers of this Quarterly Report on Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company's emergence from Chapter 11 of the United States Bankruptcy Code created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. The issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start" accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.

Overview

With the effectiveness of the Plan of Reorganization, the Company transferred all operations into Epicus Communications Group, Inc. The Company has no operations in any subsidiary entity as of December 8, 2005 and dissolved said subsidiaries, effective May 31, 2006.

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

For the three months ended August 31, 2006, the Company reported net revenues of approximately $2,570,000 with gross profit of approximately $642,000 (approximately 24.96%). These revenues were solely derived from telecommunication service sales. Recent statutory changes and U. S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company has had a negative impact on the Company's operations and related cash flows.. Future tariff and pricing, as well as potential increases in rates from our primary telecommunication carriers will have an impact on our future revenues and gross profit levels, which at this time are unpredictable.

The Company incurred selling and marketing expenses of approximately $4,400 and general and administrative expenses of approximately
$716,000 for the three months ended August 31, 2006.

As a result of the 2004 bankruptcy filing, the Company disbanded it's in-house marketing operations and used external contractors/marketing enterprises through May 31, 2006. Due to a lack of discretionary capital during the quarter ended August 31, 2006, the Company discontinued the utilization of outside telemarketing contractors.
The Company is also experiencing a negative impact from this action in replacing customers lost through normal attrition in the telecommunications industry. However, the stability of the customer base and the addition and retention of new customers is not deemed to be either predictable or reliable as the Company continues to evaluate it's service areas, tariffs and creditworthiness of it's customers.

Management is of the opinion that the cost levels experienced during the 4th quarter of Fiscal 2006 and the 1st quarter of Fiscal 2007 should be reflective of future periods. However, due to the uncertainty of the bankruptcy action, the need for adding personnel and other unpredictable factors, the actual cost levels in future periods may experience significant fluctuations. As a result of the bankruptcy action, management is evaluating all possible areas of personnel and expenditure savings, including the utilization of third-party service providers for customer service, billing, cash management and carrier billing review. The ultimate impact, if any, of these items being considered is unknown at this time; however, management is of the opinion that only actions with a positive impact on the Company's operations and profitability will be undertaken.

The Company experienced a net loss of approximately $(953,000) for the three months ended August 31, 2006. A significant component of the net loss for this period was the charge to operations for the recognition of bad debts of approximately $577,000 and the recognition of interest expense on the convertible notes and debentures of approximately $267,000. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, the Company adopted the policy of recording a net accounts receivable balance equal to the actual cash collected during the 30 day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable and the actual subsequent cash collections is recorded as bad debt expense in the respective reporting period.

Liquidity and Capital Resources
-------------------------------

As of August 31, 2006 and May 31, 2006, respectively, we had approximately $103,000 and $280,000 in cash in our operating accounts. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

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

We believe that our "Alternative Sales" approach of partnering with municipal utility companies gives us a distinct marketing identity, as does our almost total automation in provisioning of new services and the recent outsourcing of our billing process. These factors we believe, give us the competitive edge we need to achieve growth in our customer base. However, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with greater financial resources than we have.

Risks related to our business
-----------------------------

Our auditors have expressed doubt about our ability to continue as a
--------------------------------------------------------------------
going concern.
--------------

Our independent auditors have issued their report dated July 14, 2006 on our consolidated financial statements as of May 31, 2006, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have negative working capital of approximately $(337,000) and $(375,000), exclusive of deferred customer revenue, as of August 31, 2006 and May 31, 2006, respectively. We continue to experience cash flow difficulties in matching our contractual payment obligations, principally to BellSouth Corp. and Global Crossing, to our revenue billing cycles.

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

Convertible Debentures and Callable Convertible Secured Notes
-------------------------------------------------------------

As of May 31, 2006, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

    Convertible debentures                  $5,263,965
    Convertible debentures-Series 2006         602,870
    Convertible secured notes                3,750,000
                                            ----------
                                            $9,616,835
                                            ==========

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

During the three months ended August 31, 2006, the Company has recognized approximately $257,346 in additional paid-in capital for economic event related to the suspended interest on all of the above listed convertible debentures/notes.

Between June 1, 2006 and August 31, 2006, in 8 separate transactions, the Company issued an aggregate 2,000,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $26,747 for the differential between the "fair value" of these securities sold and the contractual exchange price.


Item 3 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange
  Act), as of September 30, 2001. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

  None.

Item 3 - Defaults on Senior Securities

  None

Item 4 - Submission of Matters to a Vote of Security Holders

  None

Item 5 - Other Information

  None.

Item 6 - Exhibits

 Exhibits
 --------
  31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
  32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

___________________________________________________________________________

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Epicus Communications Group, Inc.

Dated: October 12, 2006             /s/ Mark Schaftlein
       ----------------             ----------------------------
                                    Mark Schaftlein
                                    Chief Executive Officer
                                    and Chief Financial Officer