Form 10QSB
period 2006-11-30
EPICUS COMMUNICATIONS GROUP INC
filed 2007-01-16
CIK 800401

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           Form 10-QSB
______________________________________________________________________

(Mark one)
[ X ]    Quarterly Report Under Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

[   ]      For the quarterly period ended November 30, 2006

          Transition Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

      For the transition period from ______________ to _____________
______________________________________________________________________

                Commission File Number: 000-17058
                                        ---------

                Epicus Communications Group, Inc.
----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Florida                               59-2564162
----------------------------------------------------------------------
  (State of incorporation)                (IRS Employer ID Number)

610 Crescent Executive Court, Suite 300, Lake Mary, FL 32746-2113
----------------------------------------------------------------------
            (Address of principal executive offices)

                          (561) 688-0440
----------------------------------------------------------------------
                   (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
January 11, 2007: 21,885,000
----------------------------

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                Epicus Communications Group, Inc.

       Form 10-QSB for the Quarter ended November 30, 2006

                        Table of Contents

                                                                        Page
                                                                        ----
Part I - Financial Information

 Item 1  Financial Statements                                             3

 Item 2  Management's Discussion and Analysis or Plan of Operation       20

 Item 3  Controls and Procedures                                         23

Part II - Other Information

 Item 1  Legal Proceedings                                               24

 Item 2  Unregistered Sales of Equity Securities and Use of Proceeds     24

 Item 3  Defaults Upon Senior Securities                                 24

 Item 4  Submission of Matters to a Vote of Security Holders             24

 Item 5  Other Information                                               24

 Item 6  Exhibits                                                        24

Signatures                                                               24

Part I
Item 1 - Financial Statements

                Epicus Communications Group, Inc.
                          Balance Sheet
                        November 30, 2006

                           (Unaudited)

                                                                November 30,
                                                                   2006
                                                                -----------
                              ASSETS
                              ------
Current Assets
 Cash on hand and in bank                                       $   259,074
 Accounts receivable - Trade
  net of allowance for doubtful accounts of
  approximately $225,000                                            588,127
                                                                -----------
  Total current assets                                              847,201
                                                                -----------

Property and equipment - at cost or post-reorganization
 fair market value                                                   97,764
 less accumulated depreciation                                      (21,204)
                                                                -----------
  Net property and equipment                                         76,560
                                                                -----------
Other Assets
 Refundable deposits                                                 75,845
 Reorganization value in excess of amounts allocatable to
  identifiable assets                                             8,021,040
                                                                -----------
   Total other assets                                             8,096,885
                                                                -----------

TOTAL ASSETS                                                    $ 9,020,646
                                                                ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Deferred customer revenue                                      $   323,338
 Current maturities of bankruptcy settlement debt                   271,562
 Accounts payable - trade                                           261,154
 Accrued taxes payable and other liabilities                        576,689
                                                                -----------
  Total current liabilities                                       1,432,743
                                                                -----------
Long-Term Liabilities
 Bankruptcy settlement debt, net of current maturities              420,402
                                                                -----------
  Total liabilities                                               1,853,145
Commitments and contingencies                                   -----------

Convertible Debentures                                            6,507,013
                                                                -----------

Callable Secured Convertible Note                                 3,750,000
                                                                -----------
Stockholders' Deficit
 Common stock - $0.001 par value.
  100,000,000 shares authorized.
  19,902,600 shares issued and outstanding                           19,903
 Additional paid-in capital                                       1,267,840
 Accumulated deficit                                             (4,377,255)
                                                                -----------
  Total stockholders' deficit                                    (3,089,512)
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $ 9,020,646
                                                                ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                Epicus Communications Group, Inc.
         Statements of Operations and Comprehensive Loss
           Six and Three months ended November 30, 2006

                           (Unaudited)


                                                 Six months     Three months
                                                   ended           ended
                                                 November 30,   November 30,
                                                    2006           2006
                                                 -----------    -----------
Revenues - net                                   $ 4,778,163    $ 2,207,476
Cost of Sales                                     (3,581,216)    (1,652,415)
                                                 -----------    -----------

Gross Profit                                       1,196,947        555,061
                                                 -----------    -----------
Operating Expenses
 Selling and marketing expenses                       16,900         12,500
 General and administrative expenses               1,381,549        665,913
 Bad debt expense                                  1,028,511        451,584
 Depreciation and amortization                        10,607          5,309
 Consulting expense related to issuances
  of common stock at less than "fair value"           80,438         53,691
                                                 -----------    -----------
  Total operating expenses                         2,518,005      1,188,997
                                                 -----------    -----------

Income (Loss) from operations                     (1,321,058)      (633,936)

Other income
 Interest and other income (expense) - net           158,112        157,690
 Interest expense                                   (544,581)      (277,983)
                                                 -----------    -----------

Loss before income tax benefit                    (1,707,527)      (754,229)
Provision for income tax benefit                           -              -
                                                 -----------    -----------

Net Loss                                          (1,707,527)      (754,229)
Other comprehensive income                                 -              -
                                                 -----------    -----------

Comprehensive Loss                               $(1,707,527)   $  (754,229)
                                                 ===========    ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted           $     (0.12)   $     (0.05)
                                                       =====          =====
Weighted-average number of shares
 of common stock outstanding                      13,700,742     15,527,655
                                                 ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                Epicus Communications Group, Inc.
                     Statement of Cash Flows
                Six months ended November 30, 2006

                           (Unaudited)

                                                                Six months
                                                                  ended
                                                                November 30,
                                                                    2006
                                                                -----------
Cash Flows from Operating Activities
 Net loss for the period                                        $(1,707,527)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                                      10,607
   Bad Debt Expense                                               1,028,511
   Consulting expense related to issuances of
     common stock at less than "fair value"                          80,438
   Contribution of suspended interest expense on notes payable      526,875
   (Increase) Decrease in
     Accounts receivable                                           (826,466)
     Prepaid expenses, refundable deposits and other assets          99,795
   Increase (Decrease) in
     Deferred customer revenue                                     (189,095)
     Accounts payable                                               117,734
     Accrued taxes payable and other liabilities                    144,855
                                                                -----------

Net cash used in operating activities                              (714,273)
                                                                -----------

Cash Flows from Investing Activities                                      -
Cash Flows from Financing Activities                            -----------

 Cash paid on bankruptcy settlement debt                           (209,199)
 Cash funded on convertible debenture                               902,820
                                                                -----------

Net cash provided by financing activities                           693,621
                                                                -----------

Increase (Decrease) in Cash                                         (20,652)
Cash at beginning of period                                         279,726
                                                                -----------

Cash at end of period                                           $   259,074
                                                                ===========
Supplemental Disclosure of Interest and Income Taxes Paid
    Interest paid for the period                                $    17,706
                                                                ===========
  Income taxes paid for the period                              $         -
                                                                ===========
Supplemental Disclosure of Non-cash Investing and Financing
Activities
  Common stock issued for conversion of debentures              $    51,149
                                                                ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                Epicus Communications Group, Inc.
                  Notes to Financial Statements
                        November 30, 2006

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

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

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

                  Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy
Code - Continued

Entries to record the adoption of fresh-start
---------------------------------------------
reporting and to eliminate the deficit
--------------------------------------
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

The effect of the Plan of Reorganization on Epicus Communications
Group, Inc.'s balance sheet at December 8, 2005, is as follows:


                           Adjustments to record confirmation of Plan
                           ------------------------------------------
                                                                                      Reorganized
                                  Pre-           Debt      Exchange of     Fresh        Balance
                              Confirmation    discharge       stock        start         Sheet
                              ------------    ---------    -----------   ---------    -----------

Cash on hand and in bank          80,229           (660)        -                -         79,569
Accounts receivable
 Trade                         1,307,675              -         -                -      1,307,675
 Allowance for
  doubtful accounts             (225,000)             -         -                -       (225,000)
Prepaid expenses                 912,767     (1,020,724)        -                -       (107,957)
                              ------------    ---------    -----------   ---------    -----------
  Total current assets         2,075,671     (1,021,384)        -                -      1,054,287
                              ------------    ---------    -----------   ---------    -----------

Property and equipment           692,286              -         -         (606,286)        86,000
Accumulated depreciation        (563,028)             -         -          563,028              -
                              ------------    ---------    -----------   ---------    -----------
  Net Property and Equipment     129,258              -         -          (43,258)        86,000
                              ------------    ---------    -----------   ---------    -----------
Other assets
 Deposits and other              603,411       (348,210)        -                -        255,201
 Reorganization value in
  excess of amounts
  allocated to identifiable
  assets                               -              -         -        8,021,041      8,021,041
                              ------------    ---------    -----------   ---------    -----------
  Total other assets             603,411       (348,210)        -        8,021,041      8,276,242
                              ------------    ---------    -----------   ---------    -----------

Total Assets                 $ 2,808,340    $(1,369,594)   $    -      $ 7,977,783    $ 9,416,529
                              ============    =========    ===========   =========    ===========




        (Remainder of this page left blank intentionally)

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy
Code - Continued

                           Adjustments to record confirmation of Plan
                           ------------------------------------------
                                                                                      Reorganized
                                  Pre-           Debt      Exchange of     Fresh        Balance
                              Confirmation    discharge       stock        start         Sheet
                              ------------    ---------    -----------   ---------    -----------
Liabilities not subject
 to compromise
 Accounts payable and other      2,757,835   (2,114,011)             -           -        643,824
                              ------------    ---------    -----------   ---------    -----------

Liabilities subject to
 compromise                     13,226,818  (13,226,818)             -           -              -
 IRS Note                                -      674,026              -           -        674,026
BellSouth Note                           -      328,702              -           -        328,702
State of Florida Note                    -       59,910              -           -         59,910
Convertible debentures           5,247,263      100,037              -           -      5,347,300
Convertible note                         -    2,352,767              -           -      2,352,767
                              ------------    ---------    -----------   ---------    -----------
                                18,474,081   (9,711,376)             -           -      8,762,705
                              ------------    ---------    -----------   ---------    -----------
 Total Liabilities              21,231,916  (11,825,387)             -           -      9,406,529
                              ------------    ---------    -----------   ---------    -----------

Shareholders' equity (deficit)
 Common stock - new                      -            -         10,000           -         10,000
 Common stock - old                661,404            -       (661,404)          -              -
 Additional paid-in capital     17,865,139            -        651,404 (18,516,543)             -
 Accumulated deficit           (36,950,119)  10,455,793              -  26,494,326              -
                              ------------    ---------    -----------   ---------    -----------
 Total shareholders'
  deficit                      (18,423,576)  10,455,793              -   7,977,783         10,000
                              ------------    ---------    -----------   ---------    -----------
Total Liabilities and
 Shareholders' Equity         $  2,808,340  $(1,369,594)  $          -  $7,977,783   $  9,416,529
                              ============    =========    ===========   =========    ===========

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

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

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

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

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

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

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

NOTE D - Going Concern Uncertainty

The Company experienced significant operating losses prior to it's emergence from a Chapter 11 bankruptcy action. In the period from the emergence from bankruptcy protection on December 8, 2005 through the period ended November 30, 2006, the Company's operations remained in a negative cash flow position.

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

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

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

        (Remainder of this page left blank intentionally)

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

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

As of November 30, 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

At November 30, 2006, the Company's issued and outstanding
warrants, options and convertible debt, if any are outstanding,
are considered   antidilutive due to the Company's net operating
loss position.

               Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006


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

NOTE G - Concentrations of Credit Risk

The Company maintains it's cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution. During the each of the years ended May 31, 2006 and 2005 and the period through November 30, 2006, respectively, the Company, at various times, had amounts on deposit in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

NOTE H - Property and Equipment

Property and equipment consists of the following as of November
30, 2006, respectively:


                                                  November 30,
                                                     2006      Estimated life
                                                  -----------  --------------

     Computer equipment                             $30,000        3 years
     Office furniture and fixtures                   56,000        5 years
     Deposit on proposed equipment acquisition       11,764              -
                                                   --------
                                                     97,764
     Less accumulated depreciation                  (21,204)
                                                   --------

     Net property and equipment                     $76,560
                                                   ========

Depreciation expense for the six months ended November 30, 2006 was approximately $10,206.

               Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

NOTE I - Convertible Debentures and Callable Convertible Secured Notes

As of November 30, 2006, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

     Convertible debentures                   $  5,229,193
     Convertible debentures-Series 2006          1,277,820
     Convertible secured notes                   3,750,000
                                              ------------
                                              $ 10,257,013
                                              ============

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

During the six months ended November 3o, 2006, the Company has recognized approximately $526,875 in additional paid-in capital for economic event related to the suspended interest on all of the above listed convertible debentures/notes.

        (Remainder of this page left blank intentionally)

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

NOTE J - Income Taxes

The components of income tax (benefit) expense for the six month period ended November 30, 2006 is as follows:

                                       Six months
                                          ended
                                       November 30,
                                          2006
                                       -----------

Federal:  Current                          $   -
                                           -----
          Deferred                             -
                                           -----
State:
          Current                              -
          Deferred                             -
                                           -----
   Total                                   $   -
                                           =====

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

The Company's income tax expense for the six month period ended
November 30, 2006, differed from the statutory federal rate of 34 percent as follows:

                                                    Six months
                                                      ended
                                                    November 30,
                                                       2006
                                                   ------------

Statutory rate applied to loss before income taxes   $(580,500)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         -
  Non-deductible items:
   Consulting expense related to the sale of
   common stock at less than "fair value"               27,300
  Other, including reserve for deferred tax asset      553,200
                                                     ---------

     Income tax expense                              $       -
                                                     =========

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, accrued, but unpaid, charges for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 30, 2006:

                                                    November 30,
                                                       2006
                                                    -----------

Deferred tax assets
     Net operating loss carryforwards               $4,998,000
     Less valuation allowance                       (4,998,000)
                                                    ----------
   Net Deferred Tax Asset                           $        -
                                                    ==========

During the six month period ended November 30, 2006, the valuation allowance increased by approximately $553,000.

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

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

Between September 1, 2006 and November 30, 2006, in 15 separate transactions, the Company issued an aggregate 7,085,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms.
In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $53,690 for the differential between the "fair value" of these securities sold and the contractual exchange price.

NOTE L - Stock Warrants

On December 8, 2005, pursuant to the confirmed Plan of Reorganization, the Company amended and reissued the warrants issued in conjunction with the sale of an aggregate of $3,300,000 in 8% secured convertible notes, the Company issued warrants to purchase 3,300,000 shares of our common stock to four (4) accredited investors. The following table presents warrant activity through November 30, 2006:


                                            Weighted
                                             Average
                                            Number of    Exercise
                                              Shares      Price
                                            ----------   --------

   Balance at December 8, 2005                       -          -
   Issued                                    3,300,000      $0.03
   Exercised                                         -          -
   Expired                                           -          -
                                             ---------

   Balance at May 31, 2006                   3,300,000      $0.03
   Issued                                            -          -
   Exercised                                         -          -
   Expired
                                                     -          -
                                             ---------

   Balance at November 30, 2006              3,300,000      $0.03
                                             =========

                Epicus Communications Group, Inc.
            Notes to Financial Statements - Continued
                        November 30, 2006

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
                                                            ==========

Employment agreements
---------------------

On December 8, 2005, the Company executed new Employment Contracts with Gerard Haryman as President, Thomas Donaldson as Vice President and Mark Schaftlein as Chief Executive Officer. These contracts were filed in their entirety as exhibits to a Current Report on Form 8-K and expired on December 31, 2006. During the quarter ended August 31, 2006, Mr. Haryman resigned as the Company's President; however, the Company will honor the terms of the aforementioned contract through it's expiration.

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

     (3)  Caution Regarding Forward-Looking Information

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

For each of the six and three month periods ended November 30, 2006, the Company reported net revenues of approximately $4,778,000 and $2,207,000, respectively, with a gross profit of approximately $1,197,000 and $555,000 (approximately 25.05% and 25.14%), respectively. These revenues were solely derived from telecommunication service sales. Various statutory changes and U.
S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company has had a negative impact on the Company's operations and related cash flows.. Future tariff and pricing, as well as potential increases in rates from our primary telecommunication carriers will have an impact on our future revenues and gross profit levels, which at this time are unpredictable.

The Company incurred selling and marketing expenses of approximately $16,900 and general and administrative expenses of approximately $1,382,000 for the six month period ended November
30, 2006.

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

The Company experienced a net loss of approximately $(1,707,500) for the six month period ended November 30, 2006. A significant component of the net loss for this period was the charge to operations for the recognition of bad debts of approximately $1,029,000 and the recognition of interest expense on the convertible notes and debentures of approximately $527,000. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, the Company adopted the policy of recording a net accounts receivable balance equal to the actual cash collected during the 30 day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable and the actual subsequent cash collections is recorded as bad debt expense in the respective reporting period.

Liquidity and Capital Resources
-------------------------------

As of November 30, 2006 and May 31, 2006, respectively, we had approximately $259,000 and $280,000 in cash in our operating accounts. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

As of this filing, the Company does not anticipate future capital resource demands for new equipment or furnishings.

Competition
-----------

We have many competitors ranging from the very large like AT&T Corporation (which now includes the operatios of BellSouth Corporation), McLeod Communications, ICG Communications as well as smaller competitors that may be better capitalized, have better name recognition or longer track records of providing telecommunications services. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

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

Risks related to our business
-----------------------------

Our auditors have expressed doubt about our ability to continue as
------------------------------------------------------------------
a going concern.
----------------

Our independent auditors issued their auditor's report dated July 14, 2006 on our consolidated financial statements as of May 31, 2006, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have negative working capital of approximately $(262,000) and $(375,000), exclusive of deferred customer revenue, as of November 30, 2006 and May 31, 2006, respectively. We continue to experience cash flow difficulties in matching our contractual payment obligations, principally to BellSouth Corp. and Global Crossing, to our revenue billing cycles.

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

Convertible Debentures and Callable Convertible Secured Notes
-------------------------------------------------------------

As of November 30, 2006, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

 Convertible debentures                               $ 5,229,193
 Convertible debentures-Series 2006                     1,277,820
 Convertible secured notes                              3,750,000
                                                      -----------
                                                      $10,257,013
                                                      ===========

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

During the six month period ended November 30, 2006, the Company has recognized approximately $526,875 in additional paid-in capital for economic event related to the suspended interest on all of the above listed convertible debentures/notes.

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

Between September 1, 2006 and November 30, 2006, in 15 separate transactions, the Company issued an aggregate 7,085,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms.
In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $53,690 for the differential between the "fair value" of these securities sold and the contractual exchange price.

Item 3 - Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be
included in our reports filed or submitted under the   Exchange
Act.

     (b)  Changes in Internal Controls

    There were no significant changes (including corrective
actions with   regard to significant deficiencies or material
weaknesses) in our internal controls over financial reporting that occurred during the second quarter of Fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                  Part II - Other Information
                  ---------------------------

Item 1 - Legal Proceedings

  The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

  Between September 1, 2006 and November 30, 2006, in 15 separate transactions, the Company issued an aggregate 7,085,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $53,690 for the differential between the "fair value" of these securities sold and the contractual exchange price.

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

                                    Epicus Communications Group, Inc.

Dated: January 11, 2007             /s/ Mark Schaftlein
       ----------------             ---------------------------
                                    Mark Schaftlein
                                    Chief Executive Officer
                                    and Chief Financial Officer