Form 10QSB
period 2007-02-28
EPICUS COMMUNICATIONS GROUP INC
filed 2007-04-20
CIK 800401

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           Form 10-QSB
__________________________________________________________________________


(Mark one)
   X     Quarterly Report Under Section 13 or 15(d) of the
  ___           Securities Exchange Act of 1934

          For the quarterly period ended February 28, 2007

  ___    Transition Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

        For the transition period from  __________   to ___________

__________________________________________________________________________

                Commission File Number: 000-17058

                Epicus Communications Group, Inc.
(Exact name of small business issuer as specified in its charter)

           Florida                           59-2564162
  ________________________           ________________________
  (State of incorporation)           (IRS Employer ID Number)

  610 Crescent Executive Court, Suite 300, Lake Mary, FL 32746-2113
  _________________________________________________________________
            (Address of principal executive offices)

                         (561) 688-0440
                   ___________________________
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
April 17, 2007: 35,861,280
--------------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                Epicus Communications Group, Inc.

       Form 10-QSB for the Quarter ended February 28, 2007

                        Table of Contents


                                                                       Page
Part I - Financial Information

 Item 1  Financial Statements                                           3

 Item 2  Management's Discussion and Analysis or Plan of  Operation    21

 Item 3  Controls and Procedures                                       25


Part II - Other Information

 Item 1  Legal Proceedings                                             25

 Item 2  Unregistered Sales of Equity Securities and Use of Proceeds   25

 Item 3  Defaults Upon Senior Securities                               25

 Item 4  Submission of Matters to a Vote of Security Holders           25

 Item 5  Other Information                                             25

 Item 6  Exhibits                                                      25


Signatures                                                             26

Part I
Item 1 - Financial Statements

        Epicus Communications Group, Inc. and Subsidiary
                   Consolidated Balance Sheet
                   February 28, 2007 and 2006

                           (Unaudited)

                                                            February 28, February 28,
                                                                2007         2006
                                                            -----------  -----------
                             ASSETS
                             ------
Current Assets
  Cash on hand and in bank                                  $   250,001  $   557,574
 Accounts receivable - Trade, net of allowance for doubtful
   accounts of approximately $225,000                           570,840    1,060,989
  Prepaid expenses                                                    -       95,181
                                                            -----------  -----------
    Total current assets                                        820,841    1,713,744
                                                            -----------  -----------

Property and equipment - at cost or post-reorganization fair
market value                                                    107,265       86,000
   less accumulated depreciation                                (26,578)      (5,299)
                                                            -----------  -----------
    Net property and equipment                                   80,687       80,701
                                                            -----------  -----------

Other Assets
 Refundable deposits and other                                   13,345      715,625
 Reorganization value in excess of amounts
    allocatable to identifiable  assets                       8,021,040    7,667,349
                                                            -----------  -----------
     Total other assets                                       8,034,385    8,382,974
                                                            -----------  -----------

TOTAL ASSETS                                                $ 8,935,913  $10,177,419
                                                            ===========  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current Liabilities
   Deferred customer revenue                                $   266,390  $   505,253
  Current maturities of bankruptcy settlement debt              281,055      397,821
 Accounts payable - trade                                       114,003      170,375
Taxes and service fees payable and other accrued liabilities    849,846      317,025
                                                            -----------  -----------
    Total current liabilities                                 1,511,294    1,390,474
                                                            -----------  -----------

Long-Term Liabilities
  Bankruptcy  settlement debt, net of current maturities        358,501      658,610
                                                            -----------  -----------
     Total liabilities                                        1,869,795    2,049,284
                                                            -----------  -----------

Commitments and contingencies

Convertible Debentures                                        6,694,206    5,315,550
                                                            -----------  -----------

Callable Secured Convertible Note                             3,750,000    3,750,000
                                                            -----------  -----------

Stockholders' (Deficit)
 Common stock - $0.001 par value.
  100,000,000 shares authorized.
   34,440,000 and 10,167,600 shares issued and outstanding       34,440       10,167
   Additional paid-in  capital                                1,468,033      301,431
   Accumulated deficit                                       (4,880,561)  (1,197,760)
                                                            -----------  -----------
    Total stockholders' (deficit)                            (3,378,088)    (886,161)
                                                            -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)               $ 8,935,913  $10,177,419
                                                            ===========  ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these consolidated financial statements.

        Epicus Communications Group, Inc. and Subsidiary Consolidated Statements of Operations and Comprehensive Loss
        Nine and Three months ended February 28, 2007 and Period from December 8, 2005 (date of bankruptcy settlement)
                    through February 28, 2006

                           (Unaudited)

                                                                            Period from
                                                                         December 8, 2005
                                            Nine months    Three months (date of bankruptcy
                                              ended           ended     settlement) through
                                            February 28,   February 28,    February 28,
                                                2007          2007            2006
                                            -----------    -----------    -----------
Revenues - net                              $ 6,563,793    $ 1,785,630    $ 2,917,418
Cost of Sales                                (4,698,175)    (1,116,959)    (2,544,233)
                                            -----------    -----------    -----------

Gross Profit                                  1,865,618        668,671        373,185
                                            -----------    -----------    -----------
Operating Expenses
 Selling and marketing expenses                  25,537          8,637        118,455
 General and administrative expenses          2,044,507        662,958        768,722
 Bad debt expense                             1,189,572        161,061        407,010
 Depreciation and amortization                   15,981          5,374          5,299
 Consulting expense related to
  common stock issuances at
   less  than "fair value"                      162,223         81,785         50,485
                                            -----------    -----------    -----------
    Total operating expenses                  3,437,820        919,815      1,349,971
                                            -----------    -----------    -----------

Income (Loss) from operations                (1,572,202)      (251,144)      (976,786)

Other income
  Interest and other income (expense) - net     187,784         29,672          4,322
  Interest expense                             (826,415)      (281,834)      (225,296)
                                            -----------    -----------    -----------

Loss before income tax benefit               (2,210,833)      (503,306)    (1,197,760)

Provision for income tax benefit                      -              -              -
                                            -----------    -----------    -----------

Net Loss                                     (2,210,833)      (503,306)    (1,197,760)

Other comprehensive income                            -              -              -
                                            -----------    -----------    -----------

Comprehensive  Loss                         $(2,210,833)   $  (503,306)   $(1,197,760)
                                            ===========    ===========    ===========

Net loss per weighted-average share
 of common stock outstanding, calculated
  on Net Loss - basic and fully diluted     $     (0.13)   $     (0.02)   $     (0.11)
                                            ===========    ===========    ===========

Weighted-average number of shares
  of common stock outstanding                17,488,614     25,190,621     10,084,276
                                            ===========    ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these consolidated financial statements.

        Epicus Communications Group, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
             Nine months ended February 28, 2007 and
  Period from December 8, 2005 (date of bankruptcy settlement)
                    through February 28, 2006

                           (Unaudited)

                                                                                 Period from
                                                                              December 8, 2005
                                                                Nine months  (date of bankruptcy
                                                                   ended     settlement) through
                                                                  February 28,  February 28,
                                                                    2007           2006
                                                                -----------    -----------
Cash Flows from Operating Activities
  Net loss for the period                                       $(2,210,833)   $(1,197,760)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                                      15,981          5,299
   Bad debt expense                                               1,189,572        407,010
   Consulting expense related to common stock
     issuances at less than "fair value"                            162,223         50,485
      Suspended interest charges on debentures payable              621,963        219,364
   (Increase) Decrease in
      Accounts receivable                                          (970,240)      (385,324)
      Prepaid expenses, refundable deposits and other assets        162,295        315,877
   Increase (Decrease) in
     Deferred customer revenue                                     (246,043)             -
     Accounts payable                                               (29,417)        31,804
        Accrued taxes payable and other liabilities                 418,012        317,025
                                                                -----------    -----------

Net cash used in operating activities                              (886,487)      (867,974)
                                                                -----------    -----------


Cash Flows from Investing Activities
   Cash paid to acquire equipment, furniture and fixtures            (9,501)             -
                                                                -----------    -----------

Cash Flows from Financing Activities
  Cash paid on bankruptcy settlement debt                          (261,607)       (51,254)
   Cash received on callable secured convertible note                    -       1,297,233
  Cash received on convertible debenture                          1,127,870              -
                                                                -----------    -----------
Net cash provided by financing activities                           866,263      1,345,979
                                                                -----------    -----------

Increase (Decrease) in Cash                                         (29,725)       478,005
Cash at beginning of period                                         279,726         79,569
                                                                -----------    -----------

Cash at end of period                                           $   250,001    $   557,574
                                                                ===========    ===========

Supplemental Disclosure of Interest and Income Taxes Paid
  Interest paid for the period                                  $    19,669    $     5,932
                                                                ===========    ===========
   Income taxes paid for the period                             $         -    $         -
                                                                ===========    ===========
Supplemental Disclosure of Non-cash Investing and Financing
Activities
   Common stock issued for retirement of debt                   $         -    $    31,750
                                                                ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these consolidated financial statements.

        Epicus Communications Group, Inc. and Subsidiary
                  Notes to Financial Statements
                   February 28, 2007 and 2006



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

On November 13, 2006, the Company formed a new wholly-owned subsidiary, ECG on the Net, LLC, a Florida Limited Liability
Company, for the purpose of providing low cost VoIP telephone services to consumers nationwide.


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

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



NOTE B - Reorganization Under Chapter 11 of the U.S. Bankruptcy Code
       - Continued

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
                                                         ===========

The reorganization value of Epicus Communications Group, Inc. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios. The factors considered by Epicus Communications Group, Inc. included the following:

  * Forecasted operating and cash flows results which gave effect to the estimated impact of
    - Corporate restructuring and other operating program changes
    - Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
  * The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
  * Market share and position
    competition and general economic conditions
  * Projected sales growth
  * Potential profitability
  * Seasonality and working capital requirements

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

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
       - Continued


Entries to record the adoption of fresh-start reporting and to eliminate
------------------------------------------------------------------------
the deficit
-----------
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

The effect of the Plan of Reorganization on Epicus Communications
Group, Inc.'s balance sheet at December 8, 2005, is as follows:

                                         Adjustments to record confirmation of Plan
                                         ------------------------------------------

                                                                               Reorganized
                                Pre-           Debt    Exchange of    Fresh      Balance
                            Confirmation    discharge    stock        start       Sheet
                            ------------    ---------   -------     ---------  -----------

Cash on hand and in bank          80,229         (660)        -             -       79,569
Accounts receivable
 Trade                         1,307,675            -         -             -    1,307,675
 Allowance for
  doubtful accounts             (225,000)           -         -             -     (225,000)
Prepaid expenses                 912,767   (1,020,724)        -             -     (107,957)
                            ------------    ---------   -------     ---------  -----------
  Total current assets         2,075,671   (1,021,384)        -             -    1,054,287
                            ------------    ---------   -------     ---------  -----------

Property and equipment           692,286            -         -      (606,286)      86,000
 Accumulated depreciation       (563,028)           -         -       563,028            -
                            ------------    ---------   -------     ---------  -----------
  Net Property and Equipment     129,258            -         -       (43,258)      86,000
                            ------------    ---------   -------     ---------  -----------

Other assets
 Deposits and other              603,411     (348,210)        -             -      255,201
 Reorganization value in
  excess of amounts
  allocated to identifiable
  assets                               -            -         -     8,021,041    8,021,041
                            ------------    ---------   -------     ---------  -----------
  Total other assets             603,411     (348,210)        -     8,021,041    8,276,242
                            ------------    ---------   -------     ---------  -----------

Total Assets                 $ 2,808,340  $(1,369,594)  $     -   $ 7,977,783   $9,416,529
                            ============  ===========   =======   ===========  ===========




        (Remainder of this page left blank intentionally)

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
       - Continued


                                      Adjustments to record confirmation of Plan
                                      ------------------------------------------
                                                                                   Reorganized
                                Pre-           Debt      Exchange of    Fresh         Balance
                             Confirmation    discharge      stock       start          Sheet
                             ------------    ----------    -------     ---------   -----------
Liabilities not subject
 to compromise
 Accounts payable and other     2,757,835    (2,114,011)         -             -       643,824
                             ------------    ----------    -------     ---------   -----------
Liabilities subject to
 compromise                    13,226,818   (13,226,818)         -             -             -
IRS Note                                -       674,026          -             -       674,026
BellSouth Note                          -       328,702          -             -       328,702
State of Florida Note                   -        59,910          -             -        59,910
Convertible debentures          5,247,263       100,037          -             -     5,347,300
Convertible note                        -     2,352,767          -             -     2,352,767
                             ------------    ----------    -------     ---------   -----------
                               18,474,081    (9,711,376)         -             -     8,762,705
                             ------------    ----------    -------     ---------   -----------
 Total Liabilities             21,231,916   (11,825,387)         -             -     9,406,529
                             ------------    ----------    -------     ---------   -----------

Shareholders' equity (deficit)
 Common stock - new                     -             -     10,000             -        10,000
 Common stock - old               661,404             -   (661,404)            -             -
 Additional paid-in capital    17,865,139             -    651,404   (18,516,543)            -
 Accumulated deficit          (36,950,119)   10,455,793          -    26,494,326             -
                             ------------    ----------    -------     ---------   -----------
 Total shareholders'
  deficit                     (18,423,576)   10,455,793          -     7,977,783        10,000
                             ------------    ----------    -------     ---------   -----------

Total Liabilities and
 Shareholders' Equity        $  2,808,340   $(1,369,594) $       -  $  7,977,783    $9,416,529
                             ============   ===========  =========  ============   ===========


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

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



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

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



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

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



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


NOTE D - Going Concern Uncertainty

The Company experienced significant operating losses prior to it's emergence from a Chapter 11 bankruptcy action. In the period from the emergence from bankruptcy protection on December 8, 2005 through the period ended February 28, 2007, and subsequent thereto, the Company's operations remain in a negative cash flow position.

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

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



NOTE D - Going Concern Uncertainty - Continued

Management continues to evaluate all customer accounts, their respective credit ratings and customer payment history. In accordance with the Company's various operating tariffs in the States in which the Company conducts business operations, as allowable, management is either raising service rates or discontinuing service to unprofitable customers and service areas. However, due to the Company's customer base, the Company continues to experience significant charges for bad debts which impair the related cash flows and the Company's continued existence is principally dependent upon its ability to generate sufficient cash flows from operations to support its daily operations on a timely basis as well as provide sufficient resources to satisfy the components of its proposed reorganization plan to retire pre-petition liabilities and obligations.

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

2. Accounts receivable
   -------------------

  In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are principally concentrated in the southeastern quadrant of the country. Because of the Company's collection experience with its customer base and the credit risk involved with these customers, management has elected to recognize accounts receivable in an amount equal to the cash collected from customers in the next month following the balance sheet date, net of an estimated appropriate allowance for doubtful accounts. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



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

  As of February 28, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

  At February 28, 2007 and 2006, the Company's issued and outstanding warrants, options and convertible debt, if any are outstanding, are considered antidilutive due to the Company's net operating loss position.

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



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


NOTE G - Concentrations of Credit Risk

The Company maintains it's cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution. During the each of the years ended May 31, 2006 and 2005 and the period through February 28, 2007, respectively, the Company, at various times, had amounts on deposit in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.


NOTE H - Property and Equipment

Property and equipment consists of the following as of February
28, 2007 and 2006, respectively:

                                           February 28 February 28,
                                              2007        2006      Estimated life
                                            --------    --------    --------------

  Computer equipment                        $ 37,501    $ 30,000       3 years
  Office furniture and fixtures               58,000      56,000       5 years
  Deposit on proposed equipment acquisition   11,764      11,764          -
                                            --------    --------
                                             107,265      97,764
  Less accumulated depreciation              (26,578)    (21,204)
                                            --------    --------

  Net property and equipment                $ 80,687    $ 76,560
                                            ========    ========

Depreciation expense for the nine months ended February 28, 2007 and the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2005 was approximately $15,981 and $5,299, respectively.

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



NOTE I - Convertible Debentures and Callable Convertible Secured Notes

As of February 28, 2007 and 2006 respectively, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

                                        February 28,    February 28,
                                            2007            2006
                                        ------------    -----------
  Convertible debenture                 $  5,191,336    $ 5,315,550
  Convertible debentures-Series 2006       1,502,870              -
  Convertible secured notes                3,750,000      3,750,000
                                        ------------    -----------
                                        $ 10,444,206    $ 9,065,550
                                        ============    ===========

On the December 8, 2005 effective date of the Company's Plan of Reorganization, all pre-petition convertible debentures/notes were restructured and assumed by the post-bankruptcy entity.

On December 8, 2005, the Company executed a $3,750,000 9.0% Asset Backed Convertible Notes which funds were used for various settlement payments and recapitalization of the Company as a result of the affirmed Plan. In January 2006, the Noteholder gave notice that this debt would most probably be converted to newly to-be-authorized Preferred Stock of the Company at the discretion of the Noteholder(s) in future periods. The document(s) associated with this debt were filed in their entirety as exhibits to the aforementioned December 14, 2005 Form 8-K. As of February 28, 2007, the Noteholder has affirmed the intent to convert this debt to Preferred Stock; however, this conversion has not been finalized.

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

During the nine months ended February 28, 2007 and the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006, the Company has recognized approximately $621,962 and $219,364 in additional paid-in capital for economic event related to the suspended interest on all of the above listed convertible debentures/notes.

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



NOTE J - Income Taxes

The components of income tax (benefit) expense for the nine month period ended February 28, 2007 and the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006, respectively, is as follows:

                                                      Period from
                                                    December 8, 2005
                                       Nine months (date of bankruptcy
                                         ended     settlement) through
                                       February 28,   February 28,
                                           2007          2006
                                       ------------  ------------

Federal:
     Current                                $     -       $     -
     Deferred                                     -             -
                                            -------       -------
                                                  -             -
                                            -------       -------
State:
     Current                                      -             -
     Deferred                                     -             -
                                            -------       -------
                                                  -             -
                                            -------       -------

     Total                                  $     -       $     -
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

The Company's income tax expense for the the nine month period ended February 28, 2007 and the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006 differed from the statutory federal rate of 34 percent as follows:

                                                                 Period from
                                                               December 8, 2005
                                                   Nine months (date of bankruptcy
                                                      ended    settlement) through
                                                   February 28,   February 28,
                                                      2007           2006
                                                   ------------  ------------
Statutory rate applied to loss before income taxes    $(751,700)  $(407,200)
Increase (decrease) in income taxes resulting from:
  State income taxes                                          -           -
  Non-deductible items:
   Consulting expense related to the sale of
   common stock at less than "fair value"                55,200      17,000
  Other, including reserve for deferred tax asset       696,200     390,200
                                                      ---------   ---------
     Income tax expense                               $       -   $       -
                                                      =========   =========

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



NOTE J - Income Taxes - Continued

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, accrued, but unpaid, charges for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 28, 2007 and 2006, respectively:

                                          February 28,  February 28,
                                              2007          2006
   Deferred tax assets                    -----------   -----------
     Net operating loss carryforwards      $5,141,000    $  390,200
     Less valuation allowance              (5,141,000)     (390,200)
                                          -----------   -----------
   Net Deferred Tax Asset                  $        -    $        -
                                          ===========   ===========

During the nine month period ended February 28, 2007 and the period from December 8, 2006 (date of bankruptcy settlement) through February 28, 2006, respectively, the valuation allowance increased by approximately $696, 000 and $390,200, respectively.


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

Between December 1, 2006 and February 28, 2007, in 17 separate transactions, the Company issued an aggregate 14,537,400 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $81,785 for the differential between the "fair value" of these securities sold and the contractual exchange price.

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



NOTE L - Stock Warrants

On December 8, 2005, pursuant to the confirmed Plan of Reorganization, the Company amended and reissued the warrants issued in conjunction with the sale of an aggregate of $3,300,000 in 8% secured convertible notes, the Company issued warrants to purchase 3,300,000 shares of our common stock to four (4) accredited investors. The following table presents warrant activity through February 28, 2007:

                                          Weighted
                                           Average
                                          Number of    Exercise
                                           Shares       Price
                                          ---------    --------
   Balance at December 8, 2005                    -         -
   Issued                                 3,300,000       $0.03
   Exercised                                      -         -
   Expired                                        -         -
                                          ---------

   Balance at May 31, 20                  3,300,000       $0.03
   Issued                                         -         -
   Exercised                                      -         -
   Expired                                        -         -
                                          ---------

   Balance at February 28, 2007           3,300,000       $0.03
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

        Epicus Communications Group, Inc. and Subsidiary
            Notes to Financial Statements - Continued
                   February 28, 2007 and 2006



NOTE M - Commitments and Contingencies - Continued

Employment agreements - continued
---------------------

Effective January 1, 2007, by mutual consent and a resolution of the Board of Directors, the Employment Contracts with Messrs. Schaftlein and Donaldson were extended for a period of 12 months, expiring on December 31, 2007, with equivalent terms to the aforementioned Agreements.

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


NOTE N - Subsequent Event

To continue increasing the operating cash available to grow the Company's customer base; on April 4, 2007, the Company's Board of Directors unanimously agreed to sell $250,000 in convertible debentures to its current primary lender, a group of funds managed by "The NIR Group". The new debentures are convertible at the holder's option at a variable price of $.25 per share or a 65% discount to the previous day's closing market price, whichever is the lesser. In addition to operating expenses, these funds will be used to increase the public's awareness of Epicus' new wholly- owned company, ECG on the Net, LLC. ECG on the Net, LLC will be the Company's "VoIP" services company, concentrating on delivering low cost VoIP telephone service to consumers nationwide.






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

On November 13, 2006, the Company formed a new wholly-owned subsidiary, ECG on the Net, LLC, a Florida Limited Liability Company, for the purpose of providing low cost VoIP telephone services to consumers nationwide. In conjunction with this business opportunity, the Company's Board of Directors unanimously agreed to sell $250,000 in convertible debentures to its current primary lender, a group of funds managed by "The NIR Group". The new debentures are convertible at the holder's option at a variable price of $.25 per share or a 65% discount to the previous day's closing market price, whichever is the lesser. These funds will be used to increase the public's awareness of Company's efforts in providing low cost VoIP telephone service to consumers nationwide.

As practicable, the Company, during future periods, as circumstances and situations warrant, will continue to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to be aware of future strategic acquisition activities to promote the Company's telecommunication products and services.

Results of Operations

Epicus Communications Group, Inc. (Company or Epicus Group) operates in the telecommunications industry; however, we may become involved in any venture which management believes would be in the best interest of the Company and its shareholders. The disclosures in this quarterly report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006.

For the nine and three months ended February 28, 2007 and for the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006, the Company reported net revenues of approximately $6,564,000, $1,786,000 and $2,917,000, respectively, with gross profit of approximately $1,866,000 (approximately 28.42%), $668,671 (approximately 37.45%) and $373,000 (approximately 12.79%). These revenues were solely derived from telecommunication service sales. We continue to experience fluctuations in gross margins as a result of various statutory changes and U. S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company, as well as management's evaluations of service areas and the discontinuance
of service to unprofitable markets.   Future tariff and pricing,
as well as potential increases in rates from our primary telecommunication carriers will have an impact on our future revenues and gross profit levels, which at this time are unpredictable.

The Company incurred selling, marketing, general and administrative expenses of approximately $2,044,500 and $663,000 and $1,260,000 for the nine and three months ended February 28, 2007 as compared to the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006.

As a result of the 2004 bankruptcy filing, the Company disbanded it's in-house marketing operations and used external contractors/marketing enterprises through May 31, 2006. Subsequent to May 2006, the Company began a strategy of using outside telemarketing contractors for business development purposes. However, due to a lack of discretionary capital during the quarter ended August 31, 2006, the Company discontinued the utilization of these outside telemarketing contractors. The Company has also experienced a negative impact from this action in replacing customers lost through normal attrition in the telecommunications industry. However, management believes that the current customer base is relatively stable; however future stability of the customer base and the addition and retention of new customers is not deemed to be either predictable or reliable as the Company continues to evaluate it's service areas, tariffs and creditworthiness of it's customers.

Management is of the opinion that the cost levels experienced during the 4th quarter of Fiscal 2006 and the quarters of Fiscal 2007 should be reflective of future periods. However, due to the uncertainty of the bankruptcy action, the potential need for adding personnel due to customer growth and other unpredictable factors, the actual cost levels in future periods may experience significant fluctuations. As a result of the bankruptcy action, management continues to evaluate all possible areas of personnel and expenditure savings, including the utilization of third-party service providers for customer service, billing, cash management and carrier billing review. The ultimate impact, if any, of these items being considered is unknown at this time; however, management is of the opinion that only actions with a positive impact on the Company's operations and profitability will be undertaken.

The Company experienced a net loss of approximately $(2,211,000), $(503,300) and $(1,198,000) for the nine and three months ended February 28, 2007 as compared to the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006. A significant component of the net loss for this period was the charge to operations for the recognition of bad debts of approximately $407,000 and the recognition of interest expense on the convertible notes and debentures of approximately $219,000. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, directly related to the Company's experience with its customer base and the credit risk involved with these customers, management elected to recognize accounts receivable in an amount equal to the cash collected from customers in the next month following the balance sheet date, net of an estimated appropriate allowance for doubtful accounts. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance. Any differential between the cash collected in the following month and the amounts billed are recorded as bad debt expense in the corresponding reporting period.

Also continuing to contribute to our operating loss during the period are the expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company.

Liquidity and Capital Resources

As of February 28, 2007 and 2006, the Company had approximately $250,001 and $558,000 in cash in our operating accounts. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

As of this filing, the Company does not anticipate future capital resource demands for new equipment or furnishings.

We have many competitors ranging from the very large like AT&T Corporation (which now includes the operations of both SBC Corporation and BellSouth Corporation), McLeod Communications, ICG Communications as well as smaller competitors that may be better capitalized, have better name recognition or longer track records of providing telecommunications services. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

Risks related to our business
-----------------------------

Our auditors have expressed doubt about our ability to continue
---------------------------------------------------------------
as a going concern.
------------------

Our independent auditors issued their auditor's report dated July 14, 2006 on our consolidated financial statements as of May 31, 2006, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have negative working capital of approximately $(690,000) and $(375,000), exclusive of deferred customer revenue, as of February 28, 2007 and May 31, 2006, respectively. We continue to focus more energy than would be considered "normal" in our cash management activities in matching our cash receipts from our customers to our contractual weekly payment obligations, principally to BellSouth Corp. (a component of AT&T Corporation) and Global Crossing, to our revenue billing cycles.

These conditions raise substantial doubt about our ability continue as a going concern. We have a history of operating losses and may continue to incur operating losses. We will most likely require additional financing and, if we are unable to raise such funds, our operations may be adversely affected.

We believe the above referenced "cash management activity" will be greatly improved with the addition of our new wholly owned subsidiary "ECG on the Net, LLC. This subsidiary's primary focus will be providing VoIP Telecommunication Services, a product with significantly greater gross profit margins and requiring very little service from either of the two above mentioned service providers (BellSouth and Global Crossing), virtually eliminating both our costs and dependency on them to provide long distance services to any customer with broadband access. Epicus Communications Group, Inc., will also take advantage of the services of its subsidiary's services by using them in its day to day operation, thereby greatly reducing the cost of our own long distance service.

Based upon our present liquid resources and our present operating expenses, and if no increased revenues are generated from operations or other sources, we believe we will be able to operate for a minimum of an additional twelve months; however, there is no guarantee that this will occur.

If additional funds are required, but cannot be raised, it will have an adverse effect upon our operations. To the extent that additional funds are obtained by the sale of equity securities, our stockholders may sustain significant dilution.

Convertible Debentures and Callable Convertible Secured Notes

As of February 28, 2007 and 2006 respectively, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

                                        February 28,   February 28,
                                            2007           2006
                                        -----------    -----------

  Convertible debenture                 $ 5,191,336    $ 5,315,550
  Convertible debentures-Series 2006      1,502,870              -
  Convertible secured notes               3,750,000      3,750,000
                                        -----------    -----------

                                        $10,444,206    $ 9,065,550
                                        ===========    ===========

On the December 8, 2005 effective date of the Company's Plan of Reorganization, all pre-petition convertible debentures/notes were restructured and assumed by the post-bankruptcy entity.

On December 8, 2005, the Company executed a $3,750,000 9.0% Asset Backed Convertible Notes which funds were used for various settlement payments and recapitalization of the Company as a result of the affirmed Plan. In January 2006, the Noteholder gave notice that this debt would most probably be converted to newly to-be-authorized Preferred Stock of the Company at the discretion of the Noteholder(s) in future periods. The document(s) associated with this debt were filed in their entirety as exhibits to the aforementioned December 14, 2005 Form 8-K. As of February 28, 2007, the Noteholder has affirmed the intent to convert this debt to Preferred Stock; however, this conversion has not been finalized.

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

During the nine months ended February 28, 2007 and the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006, the Company has recognized approximately $621,962 and $219,364 in additional paid-in capital for economic event related to the suspended interest on all of the above listed convertible debentures/notes.

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

Between December 1, 2006 and February 28, 2007, in 17 separate transactions, the Company issued an aggregate 14,537,400 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $81,785 for the differential between the "fair value" of these securities sold and the contractual exchange price.

Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

  There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

 Between December 1, 2006 and February 28, 2007, in 17 separate transactions, the Company issued an aggregate 14,537,400 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a cumulative non-cash charge of approximately $81,785 for the differential between the "fair value" of these securities sold and the contractual exchange price.

Item 3 - Defaults on Senior Securities

 None

Item 4 - Submission of Matters to a Vote of Security Holders

 None

Item 5 - Other Information

 None.

Item 6 - Exhibits

 Exhibits
 --------
   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



                (Signatures follow on next page)

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Epicus Communications Group, Inc.

Dated: April 17, 2007           /s/ Mark Schaftlein
                                ----------------------------
                                Mark Schaftlein
                                Chief Executive Officer
                                and Chief Financial Officer