Form 10KSB
period 2007-05-31
EPICUS COMMUNICATIONS GROUP INC
filed 2007-09-12
CIK 800401

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            Form 10-KSB

______________________________________________________________________

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

For the fiscal year ended May 31, 2007

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

                300 Crescent Executive Court- Suite 300
                       Lake Mary, Florida 32746
                --------------------------------------
               (Address of principal executive offices)

                           (561) 688-0440
                     -------------------------
                    (Issuer's telephone number)

______________________________________________________________________

 Securities registered under Section 12 (b) of the Exchange Act - None

   Securities registered under Section 12(g) of the Exchange Act: -
                   Common Stock - $0.001 par value

______________________________________________________________________

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No
                           ---
Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes       No  X
             ---
The issuer's revenues for the fiscal year ended May 31, 2007 were
$8,013,044

The aggregate market value of voting common equity held by non-affiliates as of July 12, 2007 was approximately $47,271.00, based upon 47,271,316 shares issued and outstanding and a closing market price of $0.001 per share.

As of July 7, 2007 there were 60,684,288 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes        No   X
                                                               ---

                   Epicus Communications Group, Inc.

                           Index to Contents

                                                           Page Number

Part I

Item 1   Description of Business                                     4
Item 2   Description of Property                                    12
Item 3   Legal Proceedings                                          13
Item 4   Submission of Matters to a Vote of Security Holders        13

Part II

Item 5   Market for Company's Common Stock and Related
           Stockholders Matters                                     13
Item 6   Management's Discussion and Analysis or Plan of
           Operation                                                14
Item 7   Financial Statements                                      F-1
Item 8   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                  17
Item 8A  Controls and Procedures                                    17

Part III

Item 9   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the
           Exchange Act                                             17
Item 10  Executive Compensation                                     18
Item 11  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters               18
Item 12  Certain Relationships and Related Transactions             19
Item 13  Exhibits and Reports on 8-K                                19
Item 14  Principal Accountant Fees and Services                     20

Signatures                                                          21

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


                           PART I

Item 1 - Description of Business

Epicus Communications Group, Inc. (Epicus Group), is a holding company, with primary interests in the telecommunications industry. As of May 31, 2007, the Company had only one wholly owned subsidiary, ECG on the Net, LLC, which was formed in the current fiscal year. In prior periods, the Company had two other wholly owned subsidiaries, Moye & Associates (a/k/a TheBest.Net), and Mic-Mac Investments, Inc.

Epicus Communications Group, Inc. was incorporated on July 22, 1985, pursuant to the laws of the State of Florida as Hydrobac, Inc. In May 2003, the Company changed it's name to better reflect the Company's business emphasis on the telecommunications sector and to better create consistent name branding with the Company's then-wholly-owned operating subsidiary, EPICUS, Inc. In accordance with the Company's Plan for Reorganization under Chapter 11 of the U. S. Bankruptcy code, on December 7, 2005, all operations were transferred to the Company and EPICUS, Inc. was liquidated.

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

On April 9, 1998, we acquired 100% of the outstanding stock of Mic Mac Investments, Inc., a long distance telephone service "reseller" specializing in the hospitality industry. Mic-Mac ceased to operate by the end of the quarter ended February 28, 1999 and had no remaining assets or liabilities as of May 31, 1999. We abandoned and wrote off any remaining investment in Mic Mac Investments, Inc. as of May 31, 1999. We recognized a gain of $13,417 in connection with the write off this investment. We formally dissolved this entity during the quarter ended August 31, 2006.

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

On July 28, 2000, we acquired 100% of the stock of Moye & Associates, Inc. (Moye). Moye's primary business was that of an Internet Service Provider (ISP) known as TheBest.Net. This move was seen by management, at that time, to be synergetic with the operations of TCCF. On July 19, 2001, we signed a Letter of Intent to sell the active clients of Moye. The buyer paid $133.33 for each existing"dial-up" and "domain hosting client". It was estimated that there were between approximately 1,500 and 2,700 active fee-for-service clients on the date of signing the Letter of Intent. The buyer deposited a down payment of $150,000 with the Company and an additional $50,000 into an interest bearing account at the date of
signing.   As of May 31, 2002, all amounts due under this sale of
assets contract have been satisfied. During our year ended May 31, 2003, we issued approximately 500,000 shares of restricted, unregistered common stock to Tully Moye in complete settlement of all remaining obligations related to the acquisition and disposition of Moye. We formally dissolved this entity during the quarter ended August 31, 2006.

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

  Postpetition current liabilities                          $   643,824
  "New" common stock issued upon reorganization                  10,000
  Liabilities deferred pursuant to Chapter 11 proceeding      8,762,705
    Total postpetition liabilities and allowed claims         9,416,529
  Reorganization value                                       (1,395,488)
                                                             ----------

  Excess of liabilities over reorganization value            $8,021,041
                                                             ==========

The reorganization value of Epicus Communications Group, Inc. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios. The factors considered by Epicus Communications Group, Inc. included the following:

  * Forecasted operating and cash flows results which gave effect to the estimated impact of
    - Corporate restructuring and other operating program changes
    - Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of
  * Reorganization and other events
  * The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
  * Market share and position
  * competition and general economic conditions
  * Projected sales growth

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
                                                  ------------

                                                  $ 10,169,638
                                                  ============

The following entries record the provisions of the Plan of Reorganization and the adoption of fresh-start reporting:

Entries to record debt discharge
--------------------------------
Liabilities subject to compromise                          $13,226,818
  Bankruptcy settlement obligations                                     $  3,515,442
Current liabilities                                          2,114,011
  Cash                                                                           660
  Prepaid expenses                                                         1,020,724
  Other assets                                                               348,210
  Gain on debt discharge                                                  10,455,793

Entries to record exchange of stock for stock
---------------------------------------------

Common stock - old                                            $661,404
  Common stock - new                                                    $     10,000
  Additional paid-in capital                                                 651,404

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

The effect of the Plan of Reorganization on Epicus Communications
Group, Inc.'s balance sheet at December 8, 2005, is as follows:

                                                    Adjustments to record confirmation of Plan
                                                    ------------------------------------------
                                                                  Reorganized
                                   Pre-             Debt          Exchange of        Fresh            Balance
                               Confirmation       discharge          stock           start             Sheet
                               ------------     ------------      ------------     ------------     ------------
Cash on hand and in bank             80,229             (660)                -                -           79,569
Accounts receivable
  Trade                           1,307,675                -                 -                -        1,307,675
  Allowance for





    doubtful accounts              (225,000)               -                 -                -         (225,000)
Prepaid expenses                    912,767       (1,020,724)                -                -         (107,957)
                               ------------     ------------      ------------     ------------     ------------
  Total current assets            2,075,671       (1,021,384)                -                -        1,054,287
                               ------------     ------------      ------------     ------------     ------------

Property and equipment              692,286                -                 -         (606,286)          86,000
  Accumulated depreciation         (563,028)               -                 -          563,028                -
                               ------------     ------------      ------------     ------------     ------------
    Net Property and Equipment      129,258                -                 -          (43,258)          86,000
                               ------------     ------------      ------------     ------------     ------------
Other assets
Deposits and other                  603,411         (348,210)                -                -          255,201
Reorganization value in
  excess of amounts
  allocated to identifiable
  assets                                  -                -                 -        8,021,041        8,021,041
                               ------------     ------------      ------------     ------------     ------------
  Total other assets                603,411         (348,210)                -        8,021,041        8,276,242
                               ------------     ------------      ------------     ------------     ------------

Total Assets                   $  2,808,340     $ (1,369,594)     $          -     $  7,977,783     $  9,416,529
                               ============     ============      ============     ============     ============

Liabilities not subject
  to compromise
  Accounts payable and other      2,757,835       (2,114,011)                -                -          643,824
                               ------------     ------------      ------------     ------------     ------------
Liabilities subject to
  compromise                     13,226,818      (13,226,818)                -                -                -
IRS Note                                  -          674,026                 -                -          674,026
BellSouth Note                            -          328,702                 -                -          328,702
State of Florida Note                     -           59,910                 -                -           59,910
Convertible debentures            5,247,263          100,037                 -                -        5,347,300
Convertible note                          -        2,352,767                 -                -        2,352,767
                               ------------     ------------      ------------     ------------     ------------
                                 18,474,081       (9,711,376)                -                -        8,762,705
                               ------------     ------------      ------------     ------------     ------------
  Total Liabilities              21,231,916      (11,825,387)                -                -        9,406,529
                               ------------     ------------      ------------     ------------     ------------

Shareholders' equity (deficit)
  Common stock - new                      -                -            10,000                -           10,000
  Common stock - old                661,404                -          (661,404)               -                -
  Additional paid-in capital     17,865,139                -           651,404      (18,516,543)               -
  Accumulated deficit           (36,950,119)      10,455,793                 -       26,494,326                -
                               ------------     ------------      ------------     ------------     ------------
  Total shareholders'
    deficit                     (18,423,576)      10,455,793                 -        7,977,783           10,000
                               ------------     ------------      ------------     ------------     ------------
Total Liabilities and
  Shareholders' Equity         $  2,808,340     $ (1,369,594)     $          -     $  7,977,783     $  9,416,529
                               ============     ============      ============     ============     ============

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

Our current service market is focused on 6 of the 9 States serviced by AT&T Corporation (formerly BellSouth Corp.) In prior periods, we have provided long distance services to customers in 40 of the Continental 48 states in prior periods and have elected to withdraw from these markets as these markets proved themselves to be unprofitable.

Further, changes in Telecommunications Law have caused the profitability of a CLEC to provide telecommunications services to seriously deteriorate. Our future survival is predicated on being able to develop products and pricing structures to be profitable and competitive in today's telecommunication marketplace.

We have built our company by primarily focusing on being in the vanguard of new telecommunication products and services such as our "Freedom Rings" and "AccessNOW" voice and data services brands, and creating software systems and processes to deliver telecommunication services over leased networks, instead of concentrating on buying switches and hardware to build a very expensive network, which could be severely under-utilized for a potentially long period of time. In our opinion, owned network development has been a major expense which has contributed to the demise of many emerging telephone companies. Instead, we have developed a scalable operating platform that can provision a local phone line, read usage records, rate phone calls for billing purposes, and prepare monthly invoices to customers. Our system has allowed for the billing of a customer's telecommunication services on one itemized bill.

Due to the dramatic increases in AT&T's (formally BellSouth's) price structure for their services to CLECS, we have begun to change our marketing emphasis from one of reselling the AT&T unbundled UNE-P products to developing and marketing telecommunication services and technology for Internet protocol, or VOIP, telephony applications. Through our wholly owned subsidiary ECGontheNet, we now offer broadband VoIP phone service to both residential and business customers with special emphasis on the small business market.
Customers can choose to keep their current telephone number and telephone equipment and then use a terminal adapter supplied by ECGontheNET to connect any telephone to a broadband Internet connection and make or receive calls from their regular telephone number. All ECGontheNET telephone accounts have the options of voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, and online billing. Plans to offer digital broadband service are almost complete and we expect to be able to offer that service in the next fiscal quarter.

Our wholly-owned subsidiaries
-----------------------------

At the first quarter of fiscal 2006 Epicus still possessed two wholly owned subsidiaries, Moye & Associates, Inc. and Mic-Mac Investments, Inc., Neither company had any assets or liabilities and both had been totally inactive since May of 2002 and May of 1999 respectively.
Both subsidiaries were foreign corporations to the state of Florida. Therefore it was the decision of the Board to allow these two entities to be dissolved.

On November 13, 2006, the Company formed a new wholly-owned subsidiary, ECG on the Net, LLC, a Florida Limited Liability Company, for the purpose of providing low cost VoIP telephone services to consumers nationwide.

Item 2 - Description of Property

Our principal executive offices are located at 610 Crescent Executive
Court   Suite 300, Lake Mary, FL 32746 and our telephone number is
(407) 942-1234. The Company's operating and administrative functions are housed in this location under a long-term operating lease agreement. The lease commenced on September 20, 2004 and expires on March 19, 2010. The lease requires initial minimum monthly payments of approximately $20,800 per month, plus the applicable state sales taxes. The monthly rental rate increases by 3.0% in each successive
twelve-month period.    Additionally, the Company is responsible for
it's proportional share of increases in "operating expenses" (as defined) over the base calendar year as defined in the Lease Agreement.

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                 Year ended
                                   May 31,         Amount
                                 ----------       --------

                                    2008          $270,793
                                    2009           278,917
                                    2010           239,053
                                                  --------

                                   Total          $788,763
                                                  ========


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
                                                         BID
                                                         ---
Quarter ending                                    High           Low
                                                  ----           ----
2005
    March 31                                     .0018           .0004
    June 30                                      .0035           .0005
    September 30                                 .0025            .001
 ** December 31                            7.00                    .01

2006
    March 31                               1.10              .08
    June 30                                        .14            .011
    September 30                                  .016             .01
    December 31                                   .011            .011

2007
    March 31                                      .003            .003
    June 30                                       .002            .001

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

Overview

With the effectiveness of the Plan of Reorganization, the Company transferred all operations into Epicus Communications Group, Inc. The Company had no operations in any subsidiary entity as of December 8, 2005.

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

For the period from June 1, 2006 through May 31, 2007, the Company reported net revenues of approximately $8,013,044 with gross profit of approximately $2,084,942 (approximately 26%). These revenues were solely derived from telecommunication service sales. We have experienced deteriorations in gross margins as a result of various statutory changes and U. S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company. Future tariff and pricing, as well as potential increases in rates from our primary telecommunication carriers will have an impact on our future revenues and gross profit levels, which at this time are unpredictable.

The Company incurred selling and marketing expenses of approximately $26,507 and general and administrative expenses of approximately
$2,782,403 for the period from June 1, 2006  through  May 31, 2007.

As a result of the 2004 bankruptcy filing, the Company disbanded its in-house marketing operations. The Company is also experiencing a negative impact from this action in replacing customers lost through normal attrition in the telecommunications industry. As a result of the December 2005 approval and funding of the Company's Plan of Reorganization, management undertook steps to rebuild it's marketing efforts and realized additions to the customer base as a result of these actions. However, the stability of the customer base and the addition of new customers is not deemed to be either predictable or reliable as the Company continues to evaluate it's service areas, tariffs and creditworthiness of it's customers.

Management is of the opinion that the cost levels experienced during the 4th quarter of Fiscal 2006 should be reflective of future periods. However, due to the uncertainty of the bankruptcy action, the need for adding personnel and other unpredictable factors, the actual cost levels in future periods may experience significant fluctuations. As a result of the bankruptcy action, management is evaluating all possible areas of personnel and expenditure savings, and in some areas has enacted the utilization of third-party service providers for customer service, billing, cash management and carrier billing review. The ultimate impact, if any, of these items being considered is unknown at this time; however, management is of the opinion that only actions with a positive impact on the Company's operations and profitability will be undertaken.

The Company experienced a net loss of approximately $(3,062,714) for the period from June 1, 2006 through May 31, 2007. A significant component of the net loss for this period was the charge to operations for the recognition of bad debts of approximately $1,216,450 and the recognition of interest expense on the convertible notes and debentures of approximately $621,962. Concurrent with the Company's filing of a Petition for Relief under Chapter 11, the Company adopted the policy of recording a net accounts receivable balance equal to the actual cash collected during the 30-day period subsequent to any reporting period. Any differential between the Company's actual accounts receivable and the actual subsequent cash collections is recorded as bad debt expense in the respective reporting period.

Also continuing to contribute to our operating loss during the period are the expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company.

Liquidity and Capital Resources
-------------------------------

As of May 31, 2007, we had approximately $118,031 in cash in our operating accounts. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

As of this filing, the Company does not anticipate future capital resource demands for new equipment or furnishings.

Competition
-----------

We have many competitors ranging from the very large like AT&T,(formerly BellSouth Corporation), McLeod Communications,
Verizon, ICG Communications as well as smaller competitors that may be better capitalized, have better name recognition or longer track records of providing telecommunications services. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

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

Risks related to our business
-----------------------------

Our auditors have expressed doubt about our ability to continue as a
--------------------------------------------------------------------
going concern.
-------------

Our independent auditors have issued their report dated September 11, 2007 on our consolidated financial statements as of May 31, 2007, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have minimal working capital and we continue to experience cash flow difficulties in matching our contractual payment obligations, principally to BellSouth Corp. and Global Crossing, to our revenue billing cycles.

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

We continue to be dependant upon private sales of stock in the form of convertible debentures to supplement our cash flow for operations and the acquisition of new customers.

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

None


Item 8A - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

 There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of Fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                         PART III

Item 9 - Directors and  Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and directors. Each director serves a term of one year or until a successor is elected.

The directors and executive officers serving the Company are as follows:

    Name                Age     Position Held and Tenure
    ----                ---     ------------------------

  Mark Schaftlein        47     Chief Executive Officer and Director
  Thomas Donaldson       64     Vice President for Corp. Operations

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

Thomas N. Donaldson, is currently the Company's Vice President of
-------------------
Corporate Operations. Mr Donaldson, prior to the December 8, 2006 bankruptcy settlement date, served as both an officer and director of the Company and it's predecessors since February 1993. Prior to joining the Company, he had a successful background in the electronic media, both television and radio. Before being promoted to executive level management in the broadcasting industry, he was an award winning Producer/ Director at both the local and network levels. Additionally, he was a majority partner in the television production company, "American Televent", which produced commercials and syndicated programming. Mr. Donaldson attended both the University of Miami and the University of Paris.


Item 10 - Executive Compensation

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer and all other executive officers whose total annual salary and bonus exceeded $100,000 in all capacities in which the person served.

Summary Compensation Table
--------------------------
Name and                        (1)               Annual      Restricted   Options/    All Other
Principal Positions    Year    Salary   Bonus   Compensation    Stock       SARs(#)  Compensation
-------------------   -----   --------  -----   ------------  ----------   --------
Mark Schaftlein        2007   $180,000   $-0-      $-0-          $-0-         $-0-        $-0-
CEO                    2006   $180,000   $-0-      $-0-          $-0-         $-0-        $-0-





Chief Executive        2005     $-0-     $-0-      $-0-          $-0-         $-0-        $-0-
Officer                2004     $-0-     $-0-      $-0-          $-0-         $-0-        $-0-

Thomas                 2007   $80,000    $-0-      $-0-          $-0-         $-0-        $-0-
Donaldson              2006   $120,000   $-0-      $-0-          $-0-         $-0-        $-0-
VP Corp Opps           2005   $104,000   $-0-      $-0-          $-0-         $-0-        $-0-
                       2004   $104,000   $-0-      $-0-          $-0-         $-0-        $-0-

Gerard Haryman         2006   $250,000   $-0-      $-0-          $-0-         $-0-        $-0-
President, CFO         2005   $250,000   $-0-      $-0-          $-0-         $-0-        $-0-
Chairman of the        2004   $250,000   $-0-      $-0-          $-0-         $-0-        $-0-
Board


 (1) Due to our cash position, Mr. Haryman and Mr. Donaldson deferred payment of all or part of their salaries and/or bonuses from June 1, 2003 through December 8, 2005. As a component of the bankruptcy settlement, all accrued and unpaid compensation due to Mr. Haryman and Mr. Donaldson were forfeited and no future obligation for payment exists.
 (2) Gerard Haryman resigned on September 22, 2006.
 (3) Messrs. Schaftlein and Donaldson have continued to defer portions of their salaries to date.

Directors are not compensated for acting in their capacity as directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Options granted in the last Fiscal Year
---------------------------------------

There were no grants of stock options made during either Fiscal 2007 or Fiscal 2006 to our executive officers and/or directors.

Stock Options held at end of Fiscal 2007 and 2006
-------------------------------------------------

No stock options, stock appreciation rights or other compensation were granted to our President or other corporate officers or directors during either Fiscal 2007 and Fiscal 2006.

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

Item 11 - Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

The following table sets forth information as of July 1, 2007 with respect to any person known by us to own beneficially more than 5% of our common stock, common stock beneficially owned by each of our officers named in "Executive Compensation," and each of our directors, and the amount of common stock beneficially owned by our officers and directors as a group.

                                                            % of Class
Name and address                     Number of Shares    Beneficially Owned
----------------                     ----------------    ------------------
Mark Schaftlein, CEO                    5,250,000             8.65%
610 Crescent Executive Court - #300
Lake Mary, FL 32746

Thomas Donaldson, VP                      400,000             .007%
610 Crescent Executive Court - #300
Lake Mary, FL 32746

All Executive Officers                  5,650,000             9.35%
and Directors as a
Group (2 persons)

  (1) Percentage of beneficial ownership is based upon the 60,684,288 shares of our common stock outstanding as of July 12, 2007

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

Item 12 - Certain Relationships and Related Transactions

The company was a party to and has a direct or indirect material interest in the following transactions during the fiscal year ended May 31, 2007 and 2006, respectively: None.

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

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Item 14 - Principal Accountants Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

                              Year ended          Year ended
                             May 31, 2007        May 31, 2006
                             ------------        ------------
 1.  Audit fees                 $35,475              $43,800
 2.  Audit-related fees               -                    -
 3.  Tax fees                     3,200                2,200
 4.  All other fees                   -                    -
                                -------              -------

     Totals                     $38,675              $46,000
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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the applicable auditing standards regarding communications with Audit Committees.

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended May 31, 2007 and 2006, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended January 31, 2007, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

______________________________________________________________________

                                SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 Epicus Communications Group, Inc.

Dated: September 11, 2007        By:      /s/ Mark Schaftlein
       ------------------           -------------------------
                                              Mark Schaftlein
                                  Chief Executive Officer and
                               Acting Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.



Dated: September 11, 2007        By:    /s/ Mark Schaftlein
       ------------------           -----------------------
                                            Mark Schaftlein
                                    Chief Executive Officer,
                             Acting Chief Financial Officer
                                               and Director

Exhibit No. 31.1
----------------
Form 10-KSB
Epicus Communications Group, Inc.
File No. 000-17058

             Certification Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002 -
   Chief Executive Officer and Acting Chief Accounting Officer


I, Mark Schaftlein, certify that:

1. I have reviewed this report on Form 10-KSB for the quarter ended May 31, 2006 of Epicus Communications Group, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: September 11, 2007         By: /s/ Mark Schaftlein
      ------------------            --------------------
                                         Mark Schaftlein
                             Chief Executive Officer and
                          Acting Chief Financial Officer

         Epicus Communications Group, Inc. and Subsidiary

            Index to Consolidated Financial Statements


                                                                     Page

Report of Registered Independent Certified Public Accounting Firm    F-2

Consolidated Financial Statements

 Consolidated Balance Sheets
   as of May 31, 2007 and 2006                                       F-3

 Consolidated Statements of Operations and Comprehensive Loss
  for the year ended May 31, 2007 and
  for the period from December 8, 2005 (date of
   bankruptcy settlement) through May 31, 2006                       F-4

 Consolidated Statement of Changes in Stockholders' Deficit
  for the period from December 8, 2005 (date of bankruptcy
   settlement) through May 31, 2007                                  F-5

 Consolidated Statements of Cash Flows
  for the year ended May 31, 2007 and
  for the period from December 8, 2005 (date of bankruptcy
   settlement) through May 31, 2006                                  F-6

 Notes to Consolidated Financial Statements                          F-7

                LETTERHEAD OF S. W. HATFIELD, CPA
                ---------------------------------


 REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM
 -----------------------------------------------------------------



Board of Directors and Stockholders
Epicus Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Epicus Communications Group, Inc. (a Florida corporation) and Subsidiary as of May 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the year ended May 31, 2007 and the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicus Communications Group, Inc. as of May 31, 2007 and 2006 and the consolidated results of its operations and its consolidated cash flows for the year ended May 31, 2007 and for the period from December
8, 2005 (date of bankruptcy settlement) through May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the consolidated financial statements, the Company has reorganized pursuant to Chapter 11 of the U. S. Bankruptcy Code and continues to experience operating losses and negative cash flow from operating activities. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                              S. W. HATFIELD, CPA
Dallas, Texas
September 11, 2007

         Epicus Communications Group, Inc. and Subsidiary
                   Consolidated Balance Sheets
                      May 31, 2007 and 2006

                                                      May 31, 2007    May 31, 2006
                                                      ------------    ------------
                              ASSETS
                              ------
Current Assets
 Cash on hand and in bank                             $    118,031    $    279,726
 Accounts receivable - Trade, net of allowance
   for doubtful accounts of approximately $-0-
   and $225,000, respectively                              494,937         790,172
 Prepaid expenses and other                                  3,650          40,642
                                                      ------------    ------------
  Total Current Assets                                     616,618       1,110,540

Property and Equipment - at cost or
  post-reorganization fair market value                    132,736          97,764
    less accumulated depreciation                          (38,451)        (10,597)
                                                      ------------    ------------
  Net Property and Equipment                                94,285          87,167
                                                      ------------    ------------

Other Assets
 Deposits and other                                         22,259         134,998
 Reorganization value in excess of amounts
  allocatable to identifiable assets                     8,021,040       8,021,040
                                                      ------------    ------------
   Total Other Assets                                    8,043,299       8,156,038
                                                      ------------    ------------

Total Assets                                          $  8,754,202    $  9,353,745
                                                      ============    ============


              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------
Current Liabilities
 Deferred customer revenue                            $    247,397    $    512,433
 Current maturities of bankruptcy settlement debt           81,423         397,821
 Accounts payable - trade                                  214,143         143,420
 Accrued taxes payable and other liabilities             1,016,450         431,834
                                                      ------------    ------------
  Total Current Liabilities                              1,559,413       1,485,508
                                                      ------------    ------------

Long-Term Liabilities
 Bankruptcy settlement debt, net of current
   maturities                                              540,345         503,342
 Convertible debentures and notes                       10,818,267       9,405,342
                                                      ------------    ------------
  Total Liabilities                                     12,918,025      11,394,192
                                                      ------------    ------------

Commitments and Contingencies

Stockholders' Deficit
 Common stock - $0.001 par value.
  1,000,000,000 shares authorized.
  64,089,210 and 10,817,600 shares issued
  and outstanding                                           64,089          10,818
 Additional paid-in capital                              1,504,530         618,463
 Accumulated deficit                                    (5,732,442)     (2,669,728)
                                                      ------------    ------------
  Total Stockholders' Deficit                           (4,163,823)     (2,040,447)
                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $  8,754,202    $  9,353,745
                                                      ============    ============


       The accompanying notes are an integral part of these
                 consolidated financial statements.
                                                                       F-3

          Epicus Communications Group, Inc. and Subsidiary
   Consolidated Statements of Operations and Comprehensive Loss
                   Year ended May 31, 2007 and
   Period from December 8, 2005 (date of bankruptcy settlement)
                      through May 31, 2006

                                                                     Period from
                                                                   December 8, 2005
                                                                 (date of bankruptcy
                                               Year ended        settlement) through
                                              May 31, 2007          May 31, 2006
                                            -----------------    -------------------
Revenues - net                                $ 8,013,044           $  5,829,974
Cost of Sales                                  (5,928,102)            (4,843,177)
                                              -----------           ------------
Gross Profit                                    2,084,942                986,797
                                              -----------           ------------

Operating Expenses
 Selling and marketing expenses                    26,507                362,855
 General and administrative expenses
  Personnel                                     1,733,212                987,193
  Other                                         1,022,684                461,149
 Bad debt expense                               1,216,450              1,116,217
 Depreciation and amortization                     27,854                 10,597
 Consulting expense related to
  common stock issuances at
  less than "fair value"                          202,431                 83,753
                                              -----------           ------------
  Total operating expenses                      4,229,138              3,021,764
                                              -----------           ------------

 Income (Loss) from operations                 (2,144,196)            (2,034,967)

Other income
 Interest and other income (expense) - net        207,204                  5,804
 Interest expense                              (1,125,722)              (491,006)
 Post-bankruptcy reorganization costs                   -               (126,035)
 Abandonment of name development costs                  -                (23,524)
                                              -----------           ------------

Loss before income tax benefit                 (3,062,714)            (2,669,728)

Provision for income tax benefit                        -                      -
                                              -----------           ------------

Net Loss                                       (3,062,714)            (2,669,728)

Other comprehensive income                              -                      -
                                              -----------           ------------

Comprehensive Loss                            $(3,062,714)          $ (2,669,728)
                                              ===========           ============

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted        $     (0.12)          $     (0.25)
                                              ===========           ============

Weighted-average number of shares
 of common stock outstanding                   25,126,823             10,278,400
                                              ===========           ============


       The accompanying notes are an integral part of these
                 consolidated financial statements.
                                                                       F-4

         Epicus Communications Group, Inc. and Subsidiary
    Consolidated Statement of Changes in Shareholders' Deficit
   Period from December 8, 2005 (date of bankruptcy settlement)
                     through May 31, 2007

                                                           Additional
                                    Common Stock             paid-in      Accumulated
                                    ------------
                               Shares        Amount          capital        deficit         Total
                            -----------    -----------    -----------    -----------    -----------
Stock issued pursuant
 to Plan of Reorganization
 at Settlement Date on
 December 8, 2005             10,000,000    $    10,000    $         -    $         -    $    10,000

Issuance of common stock
 upon debenture conversion       817,600            818         66,139              -         66,957
  Consulting expense
   related to issuance of
   common stock at less
   than "fair value"                   -              -         83,753              -         83,753

Contribution of suspended
 interest on debentures
 and note payable                      -              -        468,571              -        468,571

Net loss for the period                -              -              -     (2,669,728)    (2,669,728)
                             -----------    -----------    -----------    -----------    -----------
Balances at
 May 31, 2006                 10,817,600         10,818        618,463     (2,669,728)    (2,040,447)

Issuance of common stock
 upon debenture conversion    53,271,610         53,271         61,674              -        114,945
  Consulting expense
   related to issuance of
   common stock at less
   than "fair value"                   -              -        202,431              -        202,431

Contribution of suspended
 interest on debentures
 and note payable                      -              -        621,962              -        621,962

Net loss for the period                -              -              -     (3,062,714)    (3,062,714)
                             -----------    -----------    -----------    -----------    -----------
Balances at
 May 31, 2007                 64,089,210    $    64,089    $ 1,504,530    $(5,732,442)   $(4,163,823)
                             ===========    ===========    ===========    ===========


       The accompanying notes are an integral part of these
                 consolidated financial statements.
                                                                       F-5

         Epicus Communications Group, Inc. and Subsidiary
               Consolidated Statements of Cash Flows
                   Year ended May 31, 2007 and
   Period from December 8, 2005 (date of bankruptcy settlement)
                      through May 31, 2006

                                                                                               Period from
                                                                                             December 8, 2005
                                                                                           (date of bankruptcy
                                                                          Year ended       settlement) through
                                                                         May 31, 2007          May 31, 2006
                                                                        --------------        --------------
Cash Flows from Operating Activities
  Net loss for the period                                                 $(3,062,714)        $(2,669,728)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation                                                             27,854              10,597
      Bad Debt Expense                                                      1,216,450           1,116,217
      Abandonment of name development costs                                         -              23,524
      Consulting expense related to common stock
        issuances at less than "fair value"                                   202,431              83,753
      Contribution of interest expense related to
        suspended interest payable on notes payable                           621,962             468,571
      (Increase) Decrease in
        Accounts receivable                                                  (921,215)           (823,714)
        Deposits, intangible and other assets                                 149,731             (51,920)
      Increase (Decrease) in
        Deferred customer revenue                                            (265,036)              7,180
        Accounts payable                                                       70,723               4,849
        Accrued taxes payable and other liabilities                           584,616             431,834
                                                                          -----------         -----------

Net cash used in operating activities                                      (1,375,198)         (1,398,837)
  Cash Flows from Investing Activities                                    -----------         -----------
  Cash paid on deposit for pending equipment acquisition                            -             (11,764)
  Cash paid to acquire property and equipment                                 (34,972)                  -
                                                                          -----------         -----------

Net cash used in investing activities                                         (34,972)            (11,764)
  Cash Flows from Financing Activities                                    -----------         -----------

  Cash paid on bankruptcy settlement debt                                    (279,395)           (161,475)
  Cash advances on new convertible debentures                               1,527,870             375,000
  Cash advances on callable secured convertible note                                -           1,297,233
                                                                          -----------         -----------

Net cash provided by financing activities                                   1,248,475           1,610,758
                                                                          -----------         -----------

Increase (Decrease) in Cash                                                  (161,695)            200,157
Cash at beginning of period                                                   279,726              79,569
                                                                          -----------         -----------

Cash at end of period                                                     $   118,031         $   279,726
                                                                          ===========         ===========
Supplemental Disclosure of Interest and Income Taxes Paid
  Interest paid for the period                                            $    25,893         $    22,435
                                                                          ===========         ===========
  Income taxes paid for the period                                        $         -         $         -
                                                                          ===========         ===========
Supplemental Disclosure of Non-cash Investing and Financing Activities
  Common stock issued for retirement of debt                              $   114,695         $    66,958
                                                                          ===========         ===========


       The accompanying notes are an integral part of these
                 consolidated financial statements.
                                                                       F-6

         Epicus Communications Group, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
                      May 31, 2007 and 2006



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

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



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
                                                            ===========

The reorganization value of Epicus Communications Group, Inc. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios. The factors considered by Epicus Communications Group, Inc. included the following:

 * Forecasted operating and cash flows results which gave effect to the estimated impact of
   - Corporate restructuring and other operating program changes
   - Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of
 * Reorganization and other events
 * The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
 * Market share and position
   competition and general economic conditions
 * Projected sales growth
 * Potential profitability
 * Seasonality and working capital requirements

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

           Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



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

The effect of the Plan of Reorganization on Epicus Communications
Group, Inc.'s balance sheet at December 8, 2005, is as follows:

                                              Adjustments to record confirmation of Plan
                                              ------------------------------------------
                                                                                             Reorganized
                                 Pre-             Debt       Exchange of      Fresh            Balance
                              Confirmation     discharge       stock          start             Sheet
                              ------------     ----------     ----------     ----------      ----------
Cash on hand and in bank           80,229            (660)             -              -          79,569
Accounts receivable
 Trade                          1,307,675               -              -              -       1,307,675
 Allowance for
  doubtful accounts              (225,000)              -              -              -        (225,000)
Prepaid expenses                  912,767      (1,020,724)             -              -        (107,957)
                               ----------      ----------     ----------     ----------      ----------
  Total current assets          2,075,671      (1,021,384)             -              -       1,054,287
                               ----------      ----------     ----------     ----------      ----------

Property and equipment            692,286               -              -       (606,286)         86,000
 Accumulated depreciation        (563,028)              -              -        563,028               -
                               ----------      ----------     ----------     ----------      ----------
  Net Property and Equipment      129,258               -              -        (43,258)         86,000
                               ----------      ----------     ----------     ----------      ----------
Other assets
 Deposits and other               603,411        (348,210)             -              -         255,201
 Reorganization value in
  excess of amounts
  allocated to identifiable
  assets                                -               -              -      8,021,041       8,021,041
                               ----------      ----------     ----------     ----------      ----------
  Total other assets              603,411        (348,210)             -      8,021,041       8,276,242
                               ----------      ----------     ----------     ----------      ----------

Total Assets                   $2,808,340     $(1,369,594)   $         -   $  7,977,783    $  9,416,529
                               ==========     ===========    ===========   ============    ============




        (Remainder of this page left blank intentionally)

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code
- Continued

                                                Adjustments to record confirmation of Plan
                                                ------------------------------------------
                                                                                               Reorganized
                                  Pre-            Debt         Exchange of       Fresh          Balance
                              Confirmation     discharge          stock          start           Sheet
                               ----------      ----------      ----------      ----------      ----------
Liabilities not subject
 to compromise
 Accounts payable and other     2,757,835      (2,114,011)              -               -         643,824
                               ----------      ----------      ----------      ----------      ----------
Liabilities subject to
 compromise                    13,226,818     (13,226,818)              -               -               -
IRS Note                                -         674,026               -               -         674,026
BellSouth Note                          -         328,702               -               -         328,702
State of Florida Note                   -          59,910               -               -          59,910
Convertible debentures          5,247,263         100,037               -               -       5,347,300
Convertible note                        -       2,352,767               -               -       2,352,767
                               ----------      ----------      ----------      ----------      ----------
                               18,474,081      (9,711,376)              -               -       8,762,705
                               ----------      ----------      ----------      ----------      ----------
 Total Liabilities             21,231,916     (11,825,387)              -               -       9,406,529
                               ----------      ----------      ----------      ----------      ----------
Shareholders' equity (deficit)
 Common stock - new                     -               -          10,000               -          10,000
 Common stock - old               661,404               -        (661,404)              -               -
 Additional paid-in capital    17,865,139               -         651,404     (18,516,543)              -
 Accumulated deficit          (36,950,119)     10,455,793               -      26,494,326               -
 Total shareholders'
  deficit                     (18,423,576)     10,455,793               -       7,977,783          10,000
                               ----------      ----------      ----------      ----------      ----------
Total Liabilities and
 Shareholders' Equity        $  2,808,340     $(1,369,594)     $        -     $ 7,977,783      $9,416,529
                               ==========      ==========     ===========     ===========      ==========

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

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



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

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



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

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



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


NOTE D - Going Concern Uncertainty

The Company experienced significant operating losses prior to it's emergence from a Chapter 11 bankruptcy action. In the period from the emergence from bankruptcy protection on December 8, 2005 through the period ended May 31, 2007, and subsequent thereto, the Company's operations remain in a negative cash flow position.

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

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



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


        (Remainder of this page left blank intentionally)

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



NOTE E - Summary of Significant Accounting Policies - Continued

5. Income Taxes - continued
   ------------------------

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

  As of May 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

  At May 31, 2007 and 2006, the Company's issued and outstanding warrants, options and convertible debt, if any are outstanding, are considered antidilutive due to the Company's net operating loss position.

8. Employee Stock Options
   ----------------------

  The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.

9. Pending and/or New Accounting Pronouncements
   --------------------------------------------

  In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation requires the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN 48 are effective for fiscal years ending after December 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

  The Company is also of the opinion that any other pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



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


NOTE G - Concentrations of Credit Risk

The Company and its subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiary are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended May 31, 2007 and 2006, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.


NOTE H - Property and Equipment

Property and equipment consists of the following as of May 31, 2007 and 2006, respectively:

                                                May 31, 2007   May 31, 2006   Estimated life
                                                ------------   ------------   --------------
     Computer equipment                          $   74,736    $   30,000        3 years
     Office furniture and fixtures                   58,000        56,000        5 years
     Deposit on proposed equipment acquisition            -        11,764           -
                                                 ----------    ----------
                                                    132,736        97,764
     Less accumulated depreciation                  (38,451)      (10,597)
                                                 ----------    ----------

     Net property and equipment                  $   94,285    $   87,167
                                                 ==========    ==========

Depreciation expense for the year ended May 31, 2007 and for the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006 was approximately $27,854 and $10,597, respectively.


NOTE I - Convertible Debentures and Callable Convertible Secured Notes

As of May 31, 2007 and 2006 respectively, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

                                              May 31, 2007    May 31, 2006
                                              ------------    ------------
     Convertible debenture                    $  5,165,397    $  5,280,342
     Convertible debentures-Series 2006          1,902,870         375,000
     Convertible secured notes                   3,750,000       3,750,000
                                              ------------    ------------

                                              $ 10,818,267    $  9,405,342
                                              ============    ============

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



NOTE I - Convertible Debentures and Callable Convertible Secured Notes
- Continued

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

On April 4, 2007, the Company's Board of Directors unanimously agreed to sell $250,000 in convertible debentures to its current primary lender, a group of funds managed by "The NIR Group". The new debentures are convertible at the holder's option at a variable price of $.25 per share or a 65% discount to the previous day's closing market price, whichever is the lesser. In addition to supporting operating expenses, these funds will be used to increase the public's awareness of Epicus' subsidiary, ECG on the Net, LLC.

On May 11, 2007, the Board of Directors unanimously agreed to sell $160,000 in convertible debentures to its current primary lender, a group of funds managed by "The NIR Group", at a variable price of $.25 per share or a discount to the market of 65% whichever is the lesser. In addition to supporting operating expenses, these funds will be used to increase the public's awareness of Epicus' subsidiary, ECG on the Net, LLC.

During the year ended May 31, 2007 and the period from December 8, 2005 (date of bankruptcy settlement) through February 28, 2006, the Company has recognized approximately $621,962 and $219,364 in additional paid-in capital for economic event related to the suspended interest on all of the above listed convertible debentures/notes.

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



NOTE J - Income Taxes

The components of income tax (benefit) expense for the year ended May 31, 2007 and for the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006 is as follows:

                                                                Period from
                                                               December 8, 2005
                                                              (date of bankruptcy
                                               Year ended     settlement) through
                                              May 31, 2007        May 31, 2006
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
                                              ============        ============

The Company has a net operating loss carryforward of approximately $5,600,000 to offset future taxable income as a result of post-bankruptcy losses and the reduction requirements for pre-settlement losses related to the Company's discharge from bankruptcy. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the periods from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006, differed from the statutory federal rate of 34 percent as follows:

                                                                          Period from
                                                                        December 8, 2005
                                                                      (date of bankruptcy
                                                      Year ended       settlement) through
                                                      May 31, 2007        May 31, 2006
                                                      ------------        ------------
Statutory rate applied to loss before income taxes    $(1,041,300)        $  (907,700)
Increase (decrease) in income taxes resulting from:
  State income taxes                                            -                   -
  Non-deductible items:
   Compensation expense related to the sale of
   common stock at less than "fair value"                  68,800              28,500
  Other, including reserve for deferred tax asset         972,500             879,200
                                                      ------------        ------------

     Income tax expense                               $         -         $         -
                                                      ============        ============

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2007 and 2006, respectively:

                                                 May 31, 2007        May 31, 2006
                                                 ------------        ------------
   Deferred tax assets
     Net operating loss carryforwards            $ 1,900,000         $   879,200
     Less valuation allowance                     (1,900,000)           (879,200)
                                                 ------------        ------------
   Net Deferred Tax Asset                        $         -         $         -
                                                 ============        ============

            Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



NOTE J - Income Taxes - Continued

During the year ended May 31, 2007 and during the period from December 8, 2005 (date of bankruptcy settlement) through May 31, 2006, the valuation allowance (decreased) increased by approximately $1,024,800 and $879,200, respectively.


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

Between June 1, 2006 and August 31, 2006, in 8 separate transactions, the Company issued an aggregate 2,000,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a aggregate non-cash charge of approximately $26,747 for the differential between the "fair value" of these securities sold and the contractual exchange price.

Between September 1, 2006 and November 30, 2006, in 15 separate transactions, the Company issued an aggregate 7,085,000 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a aggregate non-cash charge of approximately $53,690 for the differential between the "fair value" of these securities sold and the contractual exchange price.

Between December 1, 2006 and February 28, 2007, in 17 separate transactions, the Company issued an aggregate 14,537,400 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a aggregate on-cash charge of approximately $81,785 for the differential between the "fair value" of these securities sold and the contractual exchange price.

Between March 1, 2007 and May 31, 2007, in 19 separate transactions, the Company issued an aggregate 29,649,210 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a aggregate non-cash charge of approximately $40,208 for the differential between the "fair value" of these securities sold and the contractual exchange price.

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



NOTE L - Stock Warrants

On December 8, 2005, pursuant to the confirmed Plan of Reorganization, the Company amended and reissued the warrants issued in conjunction with the sale of an aggregate of $3,300,000 in 8% secured convertible notes, the Company issued warrants to purchase 3,300,000 shares of our common stock to four (4) accredited investors. The following table presents warrant activity through May 31, 2007:

                                              Weighted
                                               Average
                                              Number of    Exercise
                                                 Shares      Price
                                              ---------    --------
   Balance at December 8, 2005                                 -                   -
   Issued                                     3,300,000      $0.03
   Exercised                                          -        -
   Expired                                            -        -
                                              ---------
   Balance at May 31, 2006                    3,300,000      $0.03
   Issued                                             -        -
   Exercised                                          -        -
   Expired                                            -        -
                                              ---------

   Balance at May 31, 2007                    3,300,000      $0.03
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

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                        Year ended
                                          May 31,      Amount
                                        ----------   ----------

                                           2008       $270,793
                                           2009        278,917
                                           2010        239,053

                                           Total      $788,863
                                                      ========

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

         Epicus Communications Group, Inc. and Subsidiary
      Notes to Consolidated Financial Statements - Continued
                      May 31, 2007 and 2006



NOTE M - Commitments and Contingencies - Continued

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


NOTE N - Subsequent Events

On June 15, 2007, the Company's Board of Directors unanimously agreed amend the Convertible Debenture Agreement dated December 7, 2005 between the Company and a group of funds managed by "The NIR Group" as follows: the Company agrees to sell an additional $260,000 in convertible debentures to its current primary lender, a group of funds managed by "The NIR Group", at a variable price of $.25 per share or a discount to the market of 65% whichever is the lesser. The original convertible debenture agreement was included in the Company's Current Report on Form 8-K filed on December 14, 2005. In addition to supporting operating expenses, these funds will be used to increase the public's awareness of Epicus' subsidiary, ECG on the Net, LLC.

On July 11, 2007, the Company's Board of Directors unanimously agreed to sell $160,000 in convertible debentures to its current primary lender, a group of funds managed by "The NIR Group", at a variable price of $.25 per share or a discount to the market of 65% whichever is the lesser." With the exception of the amount of $160,000 and the "due and payable" date of July 16, 2010, the terms of the sale are the same as the Convertible Debenture Agreement dated December 7, 2005, filed on December 14, 2005 in the Company's Current Report on Form 8-
K. In addition to supporting operating expenses, these funds will be used to increase the public's awareness of Epicus' subsidiary, ECG on the Net, LLC.

On August 15, 2007, the Company's Board of Directors unanimously agreed to sell $250,000 in convertible debentures to its current primary lender, a group of funds managed by "The NIR Group", at a variable price of $.25 per share or a discount to the market of 65% whichever is the lesser." The sale was executed and the funds were received on August 31, 2007. With the exception of the amount of $250,000 and the "due and payable" date of August 15, 2010, the terms of the sale are the same as the Convertible Debenture Agreement dated December 7, 2005, filed on December 14, 2005 in the Company's Current Report on Form 8-K. In addition to supporting operating expenses, these funds will be used to increase the public's awareness of Epicus' subsidiary, ECG on the Net, LLC.



        (Remainder of this page left blank intentionally)