Form 10QSB
period 2007-08-31
EPICUS COMMUNICATIONS GROUP INC
filed 2007-10-12
CIK 800401

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          Form 10-QSB
______________________________________________________________________

(Mark one)
 X     Quarterly Report Under Section 13 or 15(d) of the
---           Securities Exchange Act of 1934

         For the quarterly period ended August 31, 2007

       Transition Report Under Section 13 or 15(d) of the
---               Securities Exchange Act of 1934

      For the transition period from _________ to ________

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

                         (561) 688-0440
                   -------------------------
                  (Issuer's telephone number)

            1750 Osceola Drive, West Palm Beach, FL 33409
    --------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

______________________________________________________________________


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
September 30, 2007: 132,583,204
                    -----------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

               Epicus Communications Group, Inc.

       Form 10-QSB for the Quarter ended August 31, 2007

                       Table of Contents


                                                                       Page
                                                                       ----
Part I - Financial Information

  Item 1 Financial Statements                                            3

  Item 2 Management's Discussion and Analysis or Plan of Operation      22

  Item 3 Controls and Procedures                                        24


Part II - Other Information

  Item 1 Legal Proceedings                                              25

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds    25

  Item 3 Defaults Upon Senior Securities                                25

  Item 4 Submission of Matters to a Vote of Security Holders            25

  Item 5 Other Information                                              25

  Item 6 Exhibits                                                       25


Signatures                                                              25

Part I
Item 1 - Financial Statements

        Epicus Communications Group, Inc. and Subsidiary
                  Consolidated Balance Sheets
                    August 31, 2007 and 2006

                          (Unaudited)

                                                            August 31,     August 31,
                                                               2007           2006
                                                           -----------    -----------
                             ASSETS
                             ------
Current Assets
 Cash on hand and in bank                                  $   153,047    $   103,066
 Accounts receivable - Trade
  net of allowance for doubtful accounts
   of approximately $-0- and $225,000, respectively            416,122        657,082
 Prepaid expenses and other                                      2,960              -
                                                           -----------    -----------
  Total current assets                                         572,129        760,148
                                                           -----------    -----------
Property and equipment - at cost or post-reorganization
  fair market value                                            137,444         97,764
 less accumulated depreciation                                 (48,276)       (15,895)
                                                           -----------    -----------
  Net property and equipment                                    89,168         81,869
                                                           -----------    -----------
Other Assets
 Refundable deposits and other                                  22,259         84,759
 Reorganization value in excess of amounts allocatable
   to identifiable assets                                    8,021,040      8,021,040
                                                           -----------    -----------
   Total other assets                                        8,043,299      8,105,799
                                                           -----------    -----------

TOTAL ASSETS                                               $ 8,704,596    $ 8,947,816
                                                           ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current Liabilities
 Deferred customer revenue                                 $   232,405    $   404,092
 Current maturities of bankruptcy settlement debt               81,423        271,562
 Accounts payable - trade                                      170,138        216,978
 Accrued taxes payable and other liabilities                 1,402,437        608,117
                                                           -----------    -----------
  Total current liabilities                                  1,886,403      1,500,749
                                                           -----------    -----------
Long-Term Liabilities
 Bankruptcy settlement debt, net of current maturities         520,719        523,506
 Convertible debentures and notes                           11,451,419      9,616,835
                                                           -----------    -----------
  Total liabilities                                         13,858,541     11,641,090
                                                           -----------    -----------
Commitments and contingencies

Stockholders' Deficit
 Common stock - $0.001 par value.
  1,000,000,000 shares authorized.
  128,069,669 and 12,817,600 shares
   issued and outstanding, respectively                        128,070         12,818
 Additional paid-in capital                                  1,490,141        916,934
 Accumulated deficit                                        (6,772,156)    (3,623,026)
                                                           -----------    -----------
  Total stockholders' deficit                               (5,153,945)    (2,693,274)
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 8,704,596    $ 8,947,816
                                                           ===========    ===========


     The financial information presented herin has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

        Epicus Communications Group, Inc. and Subsidiary
  Consolidated Statements of Operations and Comprehensive Loss
          Three months ended August 31, 2007 and 2006

                          (Unaudited)

                                                 Three months  Three months
                                                    ended         ended
                                                  August 31,    August 31,
                                                     2007          2006
                                                 -----------    -----------
Revenues - net                                   $ 1,399,959    $ 2,570,687
Cost of Sales                                     (1,192,517)    (1,928,801)
                                                 -----------    -----------

Gross Profit                                         207,442        641,886
                                                 -----------    -----------
Operating Expenses
 Selling and marketing expenses                        4,523          4,400
 General and administrative expenses                 713,048        715,636
 Bad debt expense                                    177,318        576,927
 Depreciation and amortization                         9,825          5,298
 Consulting expense related to issuances
  of common stock at less than "fair value"           32,743         26,747
                                                 -----------    -----------
  Total operating expenses                           937,457      1,329,008
                                                 -----------    -----------

Income (Loss) from operations                       (730,015)      (687,122)

Other income
 Interest and other income (expense) - net             3,558            422
 Interest expense                                   (313,257)      (266,598)
                                                 -----------    -----------

Loss before income tax benefit                    (1,039,714)      (953,298)

Provision for income tax benefit                           -              -
                                                 -----------    -----------

Net Loss                                          (1,039,714)      (953,298)

Other comprehensive income                                 -              -
                                                 -----------    -----------

Comprehensive Loss                               $(1,039,714)   $  (953,298)
                                                 ===========    ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted               $ (0.01)       $ (0.08)
                                                     =======        =======
Weighted-average number of shares
 of common stock outstanding                      91,766,826     11,893,686
                                                 ===========    ===========


     The financial information presented herin has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

        Epicus Communications Group, Inc. and Subsidiary
             Consolidated Statements of Cash Flows
          Three months ended August 31, 2007 and 2006

                          (Unaudited)

                                                                Three months   Three months
                                                                    ended          ended
                                                                 August 31,     August 31,
                                                                    2007           2006
                                                                -----------    -----------
Cash Flows from Operating Activities
 Net loss for the period                                        $(1,039,714)   $  (953,298)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                                       9,825          5,298
   Bad Debt Expense                                                 177,318        576,927
   Compensation expense related to issuances of
     common stock at less than "fair value"                          32,743         26,747
   Contribution of suspended interest expense on notes payable            -        257,347
   (Increase) Decrease in
     Accounts receivable                                            (98,503)      (443,837)
     Prepaid expenses, refundable deposits and other assets             690         90,881
   Increase (Decrease) in
     Deferred customer revenue                                      (14,992)      (108,341)
     Accounts payable                                               (44,004)        73,558
     Accrued taxes payable and other liabilities                    385,987        176,283
                                                                -----------    -----------
Net cash used in operating activities                              (590,650)      (298,435)
                                                                -----------    -----------

Cash Flows from Investing Activities
 Cash paid for property and equipment                                (4,708)             -
                                                                -----------    -----------
Net cash used in investing activities                                (4,708)             -
                                                                -----------    -----------

Cash Flows from Financing Activities
 Cash paid on bankruptcy settlement debt                            (19,626)      (106,095)
 Cash funded on convertible debenture                               650,000        227,870
                                                                -----------    -----------
Net cash provided by financing activities                           630,374        121,775
                                                                -----------    -----------

Increase (Decrease) in Cash                                          35,016       (176,660)

Cash at beginning of period                                         118,031        279,726
                                                                -----------    -----------

Cash at end of period                                           $   153,047    $   103,066
                                                                ===========    ===========
Supplemental Disclosure of Interest and Income Taxes Paid
  Interest paid for the period                                  $     6,152    $     9,251
                                                                ===========    ===========
  Income taxes paid for the period                              $         -    $         -
                                                                ===========    ===========

Supplemental Disclosure of Non-cash Investing and Financing
Activities
  Common stock issued for retirement of debt                    $    16,848    $    16,377
                                                                ===========    ===========


     The financial information presented herin has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

        Epicus Communications Group, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                    August 31, 2007 and 2006



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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



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

The effect of the Plan of Reorganization on Epicus Communications
Group, Inc.'s balance sheet at December 8, 2005, is as follows:

                                   Adjustments to record confirmation of Plan
                                   ------------------------------------------
                                                                                         Reorganized
                                 Pre-          Debt        Exchange of       Fresh         Balance
                             Confirmation    discharge        stock          start          Sheet
                             -----------    -----------    -----------    -----------    -----------
Cash on hand and in bank          80,229           (660)             -              -         79,569
Accounts receivable
 Trade                         1,307,675              -              -              -      1,307,675
 Allowance for
  doubtful accounts             (225,000)             -              -              -       (225,000)
Prepaid expenses                 912,767     (1,020,724)             -              -       (107,957)
                             -----------    -----------    -----------    -----------    -----------
  Total current assets         2,075,671     (1,021,384)             -              -      1,054,287
                             -----------    -----------    -----------    -----------    -----------

Property and equipment           692,286              -              -       (606,286)        86,000
 Accumulated depreciation       (563,028)             -              -        563,028              -
                             -----------    -----------    -----------    -----------    -----------
  Net Property and Equipment     129,258              -              -        (43,258)        86,000
                             -----------    -----------    -----------    -----------    -----------
Other assets
 Deposits and other              603,411       (348,210)             -              -        255,201
 Reorganization value in
  excess of amounts
  allocated to identifiable
  assets                               -              -              -      8,021,041      8,021,041
                             -----------    -----------    -----------    -----------    -----------
  Total other assets             603,411       (348,210)             -      8,021,041      8,276,242
                             -----------    -----------    -----------    -----------    -----------
Total Assets                 $ 2,808,340    $(1,369,594)   $         -    $ 7,977,783    $ 9,416,529
                             ===========    ===========    ===========    ============   ===========




       (Remainder of this page left blank intentionally)

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



NOTE B - Reorganization Under Chapter 11 of the U. S. Bankruptcy
Code - Continued

                                   Adjustments to record confirmation of Plan
                                   ------------------------------------------
                                                                                         Reorganized
                                  Pre-          Debt       Exchange of       Fresh        Balance
                             Confirmation    discharge        stock          start          Sheet
                             -----------    -----------    -----------    -----------    -----------
Liabilities not subject
 to compromise
 Accounts payable and other    2,757,835     (2,114,011)             -              -        643,824
                             -----------    -----------    -----------    -----------    -----------
Liabilities subject to
 compromise                   13,226,818    (13,226,818)             -              -              -
IRS Note                               -        674,026              -              -        674,026
BellSouth Note                         -        328,702              -              -        328,702
State of Florida Note                  -         59,910              -              -         59,910
Convertible debentures         5,247,263        100,037              -              -      5,347,300
Convertible note                       -      2,352,767              -              -      2,352,767
                             -----------    -----------    -----------    -----------    -----------
                              18,474,081     (9,711,376)             -              -      8,762,705
                             -----------    -----------    -----------    -----------    -----------
 Total Liabilities            21,231,916    (11,825,387)             -              -      9,406,529
                             -----------    -----------    -----------    -----------    -----------

Shareholders' equity (deficit)
 Common stock - new                    -              -         10,000              -         10,000
 Common stock - old              661,404              -       (661,404)             -              -
 Additional paid-in capital   17,865,139              -        651,404    (18,516,543)             -
 Accumulated deficit         (36,950,119)    10,455,793              -     26,494,326              -
 Total shareholders'         -----------    -----------    -----------    -----------    -----------
  deficit                    (18,423,576)    10,455,793              -      7,977,783         10,000
                             -----------    -----------    -----------    -----------    -----------
Total Liabilities and
 Shareholders' Equity        $ 2,808,340    $(1,369,594)   $         -    $ 7,977,783    $ 9,416,529
                             ===========    ===========    ===========    ===========    ===========

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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



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

CLASS 11: are the Equity Interest in Epicus Communications, exclusive of the equity interests of the Haryman Parties.
 Prior to the Effective Date, Epicus Communications will effect a reverse stock split of its outstanding common stock, par value $0.001 per share, so that following the said reverse stock split, there shall be one share for every one thousand shares in existence prior to the said reverse stock split. Also, prior to the Effective Date, immediately following the aforesaid reverse stock split, Epicus Communications will amend its certificate of incorporation to authorize the Newly Authorized Capital that will increase its authorized capital stock to 100,000,000 shares. On the Effective Date, or as soon thereafter as is practicable, from the Newly Authorized Capital Stock, Reorganized Epicus Communications shall issue shares to effectuate the following capital structure:
   (I)Ocean Avenue Advisors, LLC - 52.5%
   (ii)Collectively, the Haryman Parties (including amount received for Old Equity Interests) - 30.4%
   (iii)Old Equity (exclusive of the Old Equity Interests of the
   Haryman - 9.6%
   (iv)Class 9 (General Unsecured Claims against Epicus) - 7.5%.

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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended May 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending May 31, 2008.

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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



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

  As of August 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

  At August 31, 2007 and 2006, the Company's issued and outstanding warrants, options and convertible debt, if any are outstanding, are considered antidilutive due to the Company's net operating loss position.

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



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


NOTE G - Concentrations of Credit Risk

The Company maintains it's cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution. During the each of the years ended May 31, 2007 and 2006 and the period through August 31, 2007, respectively, the Company, at various times, had amounts on deposit in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.




       (Remainder of this page left blank intentionally)

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



NOTE H - Property and Equipment

Property and equipment consists of the following as of August 31, 2007 and 2006, respectively:

                                            August 31,   August 31,
                                               2007         2006    Estimated life
                                            ---------    ---------  --------------
  Computer equipment                        $  79,444    $  30,000     3 years
  Office furniture and fixtures                58,000       56,000     5 years
  Deposit on proposed equipment acquisition         -       11,764        -
                                            ---------    ---------
                                              137,444       97,764
  Less accumulated depreciation               (48,276)     (15,895)
                                            ---------    ---------

  Net property and equipment                $  89,168    $  81,869
                                            =========    =========

Depreciation expense for the three months ended August 31, 2007 and 2006, respectively was approximately $9,825 and $5,298.


NOTE I - Convertible Debentures and Callable Convertible Secured
Notes

As of August 31, 2007 and 2006, respectively, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

                                            August 31,     August 31,
                                               2007           2006
                                           ------------   ------------
  Convertible debentures                   $  5,148,549   $  5,263,965
  Convertible debentures-Series 2006/2007     2,552,870        602,870
  Convertible secured notes                   3,750,000      3,750,000
                                           ------------   ------------
                                           $ 11,451,419   $  9,616,835
                                           ============   ============

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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



NOTE J - Income Taxes

The components of income tax (benefit) expense for the three months ended August 31, 2007 and 2006 is as follows:

                               Three months   Three months
                                  ended          ended
                                August 31,     August 31,
                                  2007           2006
                                ----------     ----------
Federal:  Current               $     -        $     -
          Deferred                    -              -
                                ----------     ----------
                                      -              -
                                ----------     ----------
State:    Current                     -              -
          Deferred                    -              -
                                ----------     ----------
                                      -              -
                                ----------     ----------

 Total                          $     -        $     -
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

The Company's income tax expense for the three months ended
August 31, 2006, differed from the statutory federal rate of 34 percent as follows:

                                                    Three months  Three months
                                                       ended         ended
                                                     August 31,    August 31,
                                                        2007          2006
                                                     ----------    ----------
Statutory rate applied to loss before income taxes   $(353,500)    $(324,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         -             -
  Non-deductible items:
   Compensation expense related to the sale of
   common stock at less than "fair value"               11,000         9,100
  Other, including reserve for deferred tax asset      342,500       314,900
                                                     ----------    ----------

     Income tax expense                              $       -     $        -
                                                     ==========    ==========

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, accrued, but unpaid, charges for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2007:

                                             August 31,     August 31,
                                               2007           2006
                                            -----------    -----------
   Deferred tax assets
     Net operating loss carryforwards       $ 2,242,500    $ 4,760,000
     Less valuation allowance                (2,242,500)    (4,760,000)
                                            -----------    -----------

   Net Deferred Tax Asset                   $         -    $         -
                                            ===========    ===========

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



NOTE J - Income Taxes - Continued

During the three months ended August 31, 2007 and 2006, respectively, the valuation allowance increased by approximately
$342,500 and $315,000.


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

On June 1, 2007, pursuant to instructions of the Company's bankruptcy counsel, the Company issued an aggregate 678,161 shares of common stock in settlement of certain unsecured creditor debts related to the aforementioned bankruptcy action under Chapter 11 of the U. S. Bankruptcy Court. The effect of the issuance of these shares was a reallocation of the par value between the common stock account and additional paid-in capital.

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



NOTE K - Common Stock Transactions - Continued

Between June 1, 2007 and August 31, 2007, in 16 separate transactions, the Company issued an aggregate 63,302,298 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a aggregate non-cash charge of approximately $32,743 for the differential between the "fair value" of these securities sold and the contractual exchange price.


NOTE L - Stock Warrants

On December 8, 2005, pursuant to the confirmed Plan of Reorganization, the Company amended and reissued the warrants issued in conjunction with the sale of an aggregate of $3,300,000 in 8% secured convertible notes, the Company issued warrants to purchase 3,300,000 shares of our common stock to four (4) accredited investors. The following table presents warrant activity through August 31, 2007:

                                           Weighted
                                            Average
                                           Number of      Exercise
                                             Shares        Price
                                          ---------      ---------
   Balance at December 8, 2005                    -              -
   Issued                                 3,300,000       $   0.03
   Exercised                                      -              -
   Expired                                        -              -
                                          ---------

   Balance at May 31, 2006                3,300,000       $   0.03
   Issued                                         -              -
   Exercised                                      -              -
   Expired                                        -              -

   Balance at May 31, 2007                3,300,000       $   0.03
   Issued                                         -              -
   Exercised                                      -              -
   Expired                                        -              -
                                          ---------

   Balance at August 31, 2007             3,300,000       $   0.03
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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                    August 31, 2007 and 2006



NOTE M - Commitments and Contingencies

Leased facilities
-----------------

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                          Year ended
                                            May 31,      Amount
                                           ---------   ---------
                                             2008      $ 270,793
                                             2009        278,917
                                             2010        239,053
                                                       ---------

                                            Total      $ 788,863
                                                       =========

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

Overview

With the effectiveness of the Plan of Reorganization, the Company transferred all operations into Epicus Communications Group, Inc.
As of December 8, 2005, the Company had no operations in any subsidiary.

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

Management, utilizing the tools available under the respective tariffs within the Company's geographic operating boundaries, continues to more stringently evaluate the creditworthiness of prospective customers and terminate relationships with customers that are less than responsible in fulfilling their payment obligations. Further, within the limitations imposed by the Company's operating tariffs, management is evaluating the pros and cons of increasing its rates for certain services.

On November 13, 2006, the Company formed a new wholly-owned subsidiary, ECG on the Net, LLC, a Florida Limited Liability
Company, for the purpose of providing low cost VoIP telephone services to consumers nationwide.

On various occasions, the Company's Board of Directors has unanimously agreed to sell additional convertible debentures to its current primary lender, a group of funds managed by "The NIR Group", which are convertible at a defined variable price or a defined discount to the market of 65% whichever is the lesser."

The Company plans in future periods, as circumstances and situations warrant, will continue to pursue its efforts to add additional subsidiaries or become involved in attractive joint ventures, primarily in the telecommunications industry. The Company intends to be aware of future strategic acquisition activities to promote the Company's telecommunication products and services.

Results of Operations

Epicus Communications Group, Inc. (Company or Epicus Group) operates in the telecommunications industry; however, we may become involved in any venture which management believes would be in the best interest of the Company and its shareholders. The disclosures in this quarterly report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007.

For the respective three months ended August 31, 2007 and 2006, the Company reported net revenues of approximately $1,400,000 and $2,571,000, with a corresponding gross profit of approximately $207,000 (approximately 14.82%) and $641,686 (approximately 25.0%). These revenues were solely derived from
telecommunication service sales.   We continue to experience
fluctuations in gross margins as a result of various statutory changes and U. S. Congressional legislation allowing the primary telecommunication carriers, which provide the Company's backbone service, to raise rates and diminish pricing margins on CLEC carriers, such as the Company, as well as management's evaluations of service areas and the discontinuance of service to
unprofitable markets.   Future tariff and pricing, as well as
potential increases in rates from our primary telecommunication carriers will have an impact on our future revenues and gross profit levels, which at this time are unpredictable. Additionally, due to current economic conditions and our customer base, we are experiencing declining customer counts. While management is aware of this negative trend, due to the lack of working capital, there continues to be significant uncertainty for the Company to maintain a customer count and, accordingly, revenue levels sufficient to support the Company's operations.

The Company incurred selling, marketing, general and administrative expenses of approximately $717,750 and $1,297,000 for the three months ended August 31, 2007 and 2006, respectively. Management has made and continues to monitor the need for future cuts in operating personnel levels and/or overhead expenses, to the extent possible to maintain an adequate level of customer service.

As a result of the 2004 bankruptcy filing, the Company disbanded its in-house marketing operations and used external contractors/marketing enterprises through May 31, 2006. Subsequent to May 2006, the Company began a strategy of using outside telemarketing contractors for business development purposes. However, due to a lack of discretionary capital during the quarter ended August 31, 2006, the Company discontinued the utilization of these outside telemarketing contractors. The Company has also experienced a negative impact from this action in replacing customers lost through normal attrition in the telecommunications industry. However, management believes that the current customer base is relatively stable; however future stability of the customer base and the addition and retention of new customers is not deemed to be either predictable or reliable as the Company continues to evaluate it's service areas, tariffs and creditworthiness of it's customers.

Management is of the opinion that the cost levels experienced during the 4th quarter of Fiscal 2007 could be reflective of future periods. However, due to the uncertainty of the potential need for adding personnel due to customer growth and an increased marketing budget and other unpredictable factors, the actual cost levels in future periods may experience significant fluctuations. Management continues to evaluate all possible areas of personnel and expenditure savings, including the utilization of third-party service providers for customer service, billing, cash management and carrier billing review. The ultimate impact, if any, of these items being considered is unknown at this time; however, management is of the opinion that only actions with a positive impact on the Company's operations and profitability will be undertaken.

The Company experienced a net loss of approximately $(1,040,000) and $(953,000), for the three months ended August 30, 2007 and 2006, respectively. Concurrent with the Company's filing of a Petition for Relief under Chapter 11,directly related to the Company's experience with its customer base and the credit risk involved with these customers, management elected to recognize accounts receivable in an amount equal to the cash collected from customers in the next month following the balance sheet date, net of an estimated appropriate allowance for doubtful accounts. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance. Any differential between the cash collected in the following month and the amounts billed are recorded as bad debt expense in the corresponding reporting period.

Also continuing to contribute to our operating loss during the period are the expenses associated with continuing to operate and maintain Epicus Group's offices, professional fees, including legal and accounting plus other expenses associated with being a reporting public company.

Liquidity and Capital Resources

As of August 31, 2007, the Company had approximately $153,000 in cash in our operating accounts. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

As of this filing, with the possible exception of a relatively small amount of VOIP equipment inventory, the Company does not anticipate major future capital resource demands for new equipment or furnishings.

We have many competitors ranging from the very large like AT&T Corporation (which now includes the operations of both SBC Corporation and BellSouth Corporation), Vonage Communications, ICG Communications as well as smaller competitors that may be better capitalized, have better name recognition or longer track records of providing telecommunications services. The Company believes that the competitive factors affecting its markets include features such as functionality, adaptability, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and Company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

Risks related to our business
-----------------------------

Our auditors have expressed doubt about our ability to continue
---------------------------------------------------------------
as a going concern.
------------------

Our independent auditors issued their audit opinion on our May 31, 2007 consolidated financial statements in our Annual Report on Form 10-KSB for Fiscal 2007, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of August 31, 2007, we have negative working capital of approximately $(1,082,000 ), exclusive of deferred customer revenue, as of August 31, 2007. We continue to focus more energy than would be considered "normal" in our cash management activities in matching our cash receipts from our customers to our contractual weekly payment obligations, principally to BellSouth Corp. (now AT&T Corporation) and Global Crossing, to our revenue billing cycles.

These conditions raise substantial doubt about our ability continue as a going concern. We have a history of operating losses and may continue to incur operating losses. We will most likely require additional financing and, if we are unable to raise such funds, our operations may be adversely affected.

We continue to believe the above referenced "cash management activity" will be greatly improved with the addition of our new wholly owned subsidiary "ECG of the Net, LLC, which will put a great emphasis on marketing our special small business VOIP programs. This subsidiary's primary focus will be providing VoIP Telecommunication Services, a product with significantly greater gross profit margins and requiring very little service from either of the two above mentioned service providers (BellSouth and Global Crossing), virtually eliminating both our costs and dependency on them to provide long distance services to any customer with broadband access. Epicus Communications Group, Inc., will also take advantage of the services of its subsidiary's services by using them in its day to day operation, thereby greatly reducing the cost of our own long distance service.

Based upon our present liquidity and our current operating expense levels, and if we are unable to significantly increase revenues from operations or obtain other sources of working capital, we anticipate that we will have the resources to continue our operations for approximately 60 days; however, there is no assurance that these time estimates will come to fruition.

If additional funds are required, but cannot be raised, it will have an adverse effect upon our operations. To the extent that additional funds are obtained by the sale of equity securities, our stockholders may sustain significant dilution.


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of
  1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

  There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

 Between June 1, 2007 and August 31, 2007, in 16 separate transactions, the Company issued an aggregate 63,302,298 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a aggregate non-cash charge of approximately $32,743 for the differential between the "fair value" of these securities sold and the contractual exchange price.

Item 3 - Defaults on Senior Securities

 None

Item 4 - Submission of Matters to a Vote of Security Holders

 None

Item 5 - Other Information

 None.

Item 6 - Exhibits

 31.1   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
 32.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

____________________________________________________________________________


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Epicus Communications Group, Inc.

Dated: October 12, 2007           /s/ Mark Schaftlein
       ----------------         -----------------------------
                                              Mark Schaftlein
                                      Chief Executive Officer
                                  and Chief Financial Officer