Form 10QSB
period 2007-11-30
EPICUS COMMUNICATIONS GROUP INC
filed 2008-01-18
CIK 800401

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                         Form 10-QSB

----------------------------------------------------------------------

(Mark one)
[ X]   Quarterly Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934

      For the quarterly period ended November 30, 2007

       Transition Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

     For the transition period from  __________ to ____________

----------------------------------------------------------------------

                Commission File Number: 000-17058

                Epicus Communications Group, Inc.
(Exact name of small business issuer as specified in its charter)

           Florida                         59-2564162
   ----------------------            ----------------------
  (State of incorporation)          (IRS Employer ID Number)


  801 International Drive, 5th Floor, Lake Mary, FL 32746-4763
  ------------------------------------------------------------
            (Address of principal executive offices)

                         (561) 688-0440
                    -------------------------
                   (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
 YES        NO  X
               ---
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
January 11, 2008: 228,774,164
-----------------------------

Transitional Small Business Disclosure Format (check one): YES  NO X
                                                                  ---

                Epicus Communications Group, Inc.

        Form 10-QSB for the Quarter ended November 30, 2007

                        Table of Contents


                                                                    Page
Part I - Financial Information

 Item 1 Financial Statements                                         3

 Item 2 Management's Discussion and Analysis or Plan of Operation   17

 Item 3 Controls and Procedures                                     19


Part II - Other Information

 Item 1 Legal Proceedings                                           19

 Item 2 Unregistered Sales of Equity Securities and Use of Proceeds 19

 Item 3 Defaults Upon Senior Securities                             20

 Item 4 Submission of Matters to a Vote of Security Holders         20

 Item 5 Other Information                                           20

 Item 6 Exhibits                                                    20

Signatures                                                          20

Part I
Item 1 - Financial Statements



        Epicus Communications Group, Inc. and Subsidiary
                   Consolidated Balance Sheets
                   November 30, 2007 and 2006

                           (Unaudited)

                                                                November 30,   November 30,
                                                                    2007           2006
                                                                -----------    -----------
                             ASSETS
                             ------
Current Assets
  Cash on hand and in bank                                      $    65,451    $   259,074
 Accounts receivable - Trade
  net of allowance for doubtful accounts
   of approximately $-0- and $225,000, respectively                 325,646        588,127
  Prepaid expenses and other                                          2,600              -
                                                                -----------    -----------
    Total current assets                                            393,697        847,201
                                                                -----------    -----------
Property and equipment - at cost or post-reorganization
 fair market value                                                  142,444         97,764
  less accumulated depreciation                                     (58,194)       (21,204)
  less impairment for asset recoverability                          (77,958)             -
                                                                -----------    -----------
   Net property and equipment                                         6,292         76,560
                                                                -----------    -----------
Other Assets
 Refundable deposits                                                      -         75,845
   Reorganization value in excess of amounts allocatable
     to identifiable assets                                               -      8,021,040
                                                                -----------    -----------
   Total other assets                                                     -      8,096,885
                                                                -----------    -----------
TOTAL ASSETS                                                    $   399,989    $ 9,020,646
                                                                ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current Liabilities
  Deferred customer revenue                                     $   233,048    $   323,338
  Current maturities of bankruptcy settlement debt                   81,423        271,562
 Accounts payable - trade                                             2,814        261,154
    Current liabilities of discontinued operations                1,528,676        576,689
   Accrued interest payable                                       1,099,471              -
                                                                -----------    -----------
    Total current liabilities                                     2,945,432      1,432,743
                                                                -----------    -----------
Long-Term Liabilities
 Bankruptcy settlement debt, net of current maturities              502,584        420,402
   Convertible debentures and notes                              11,446,947     10,257,013
                                                                -----------    -----------
     Total liabilities                                           14,894,963     12,110,158
                                                                -----------    -----------
Commitments and contingencies

Stockholders' Deficit
 Common stock - $0.001 par value.
  100,000,000 shares authorized.
   157,226,133 and  19,902,600 shares issued and outstanding        157,226         19,903
   Additional paid-in  capital                                    1,475,351      1,267,840
   Accumulated  deficit                                         (16,127,551)    (4,377,255)
                                                                -----------    -----------
    Total stockholders' deficit                                 (14,494,974)    (3,089,512)
                                                                -----------    -----------
TOTAL  LIABILITIES  AND STOCKHOLDERS' DEFICIT                   $   399,989    $ 9,020,646
                                                                ===========    ===========

    The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

        Epicus Communications Group, Inc. and Subsidiary
  Consolidated Statements of Operations and Comprehensive Loss
      Six and Three months ended November 30, 2007 and 2006

                           (Unaudited)

                                                 Six months     Three months   Six months     Three months
                                                   ended           ended         ended           ended
                                                November 30,    November 30,   November 30,   November 30,
                                                   2007            2007           2006           2006
                                                ------------    -----------    -----------    -----------
Revenues - net                                  $     13,522    $     5,233    $         -    $         -
Cost of Sales                                         (1,050)           360              -              -
                                                ------------    -----------    -----------    -----------

Gross Profit                                          12,472          4,873              -              -
                                                ------------    -----------    -----------    -----------
Operating Expenses
 Selling and marketing expenses                       10,692          6,169              -              -
 General and administrative expenses                 258,459        115,743        107,777         42,390
 Bad debt expense                                         98              -              -              -
  Consulting expense related to issuances
  of common stock at less than "fair value"           42,638          9,895         80,438         53,691
                                                ------------    -----------    -----------    -----------
  Total operating expenses                           311,887        131,807        188,215         96,081
                                                ------------    -----------    -----------    -----------

Income (Loss) from operations                       (311,887)      (126,934)      (188,215)       (96,081)

Other income
 Interest expense                                   (633,632)      (320,375)      (544,581)      (277,983)
                                                ------------    -----------    -----------    -----------

Loss before income tax benefit                      (933,047)      (447,309)      (732,796)      (374,064)

Provision for income tax benefit                           -              -              -              -
                                                ------------    -----------    -----------    -----------

Loss from continuing operations                     (933,047)      (447,309)      (732,796)      (374,064)

Discontinued Operations
 Loss from discontinued operations, net
  of income tax expense of $-0-                   (9,462,062)    (8,908,086)      (974,731)      (380,165)
                                                ------------    -----------    -----------    -----------

Net Loss                                         (10,395,109)    (9,355,395)    (1,707,527)      (754,229)

Other comprehensive income                                 -              -              -              -
                                                ------------    -----------    -----------    -----------

Comprehensive Loss                              $(10,395,109)   $(9,355,395)   $(1,707,527)   $  (754,229)
                                                ============    ===========    ===========    ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted
  From continuing operations                    $      (0.01)   $      0.00    $     (0.05)   $     (0.02)
  From discontinued operations                         (0.08)         (0.07)         (0.07)         (0.03)
                                                        ----           ----           ----           ----
   Total                                        $      (0.09)   $     (0.07)   $     (0.12)   $     (0.05)
                                                        ====           ====           ====           ====
Weighted-average number of shares
 of common stock outstanding                     115,337,702    139,167,600     13,700,742     15,527,655
                                                ============    ===========    ===========    ===========

    The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

        Epicus Communications Group, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
           Six months ended November 30, 2007 and 2006

                           (Unaudited)

                                                                  Six months       Six months
                                                                    ended            ended
                                                                 November 30,     November 30,
                                                                     2007             2006
                                                                --------------   -------------
Cash Flows from Operating Activities
 Net loss for the period                                        $  (10,395,109)  $  (1,707,527)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation                                                         19,743          10,607
   Bad Debt Expense                                                    337,171       1,028,511
   Consulting expense related to issuances of
     common stock at less than "fair value"                             42,638          80,438
   Contribution of suspended interest expense on notes payable               -         526,875
   Impairment charge for recoverability of fixed assets                 77,958               -
   Impairment charge for recoverability of reorganization
        value in excess of assets                                    8,021,040               -
   (Increase) Decrease in
     Accounts receivable                                              (167,880)       (826,466)
     Prepaid expenses, refundable deposits and other assets             23,309          99,795
   Increase (Decrease) in
     Deferred customer revenue                                         (14,349)       (189,095)
     Accounts payable                                                  402,064         117,734
     Accrued taxes payable and other liabilities                       998,304         144,855
                                                                --------------   -------------

Net cash used in operating activities                                 (655,111)       (714,273)
                                                                --------------   -------------

Cash Flows from Investing Activities
 Cash paid to acquire property and equipment                            (9,708)              -
                                                                --------------   -------------

Cash Flows from Financing Activities
 Cash paid on bankruptcy settlement debt                               (37,761)       (209,199)
 Cash funded on convertible debenture                                  650,000         902,820
                                                                --------------   -------------

Net cash provided by financing activities                              612,239         693,621
                                                                --------------   -------------

Increase (Decrease) in Cash                                            (52,580)        (20,652)
Cash at beginning of period                                            118,031         279,726
                                                                --------------   -------------

Cash at end of period                                           $       65,451   $     259,074
                                                                ==============   =============
Supplemental Disclosure of Interest and Income Taxes Paid
  Interest paid for the period                                  $       12,028   $      17,706
                                                                ==============   =============
  Income taxes paid for the period                              $            -   $           -
                                                                ==============   =============
Supplemental Disclosure of Non-cash Investing and Financing
Activities
  Common stock issued for conversion of debentures              $       21,320   $      51,149
                                                                ==============   =============

    The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

        Epicus Communications Group, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                   November 30, 2007 and 2006



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

The Federal government, through a series of FCC and Federal Court rulings allowed Local Exchange Carriers (LECs) to increase the rates they charge Competitive Local Exchange Carriers (CLECs), such as the Company, for the use of their services. These increases in the cost of doing business reduces the available capital to maintain effective marketing campaigns to replace our customers lost due to natural attrition. The ultimate effect of these governmental actions causes the Company, as it is currently structured, to be unable to maintain a subscriber base large enough to generate a cash flow capable of providing enough operating capital meet its obligations. Accordingly, on January 1, 2008, the Company ceased all operations in its traditional "landline" business. The effect of this action is reflected in the accompanying financial statements as "discontinued operations" as of the first day of the first period presented.

The Company's future efforts will be totally focused on its VoIP services through its wholly-owned subsidiary, ECG on the Net, LLC.


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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



NOTE B - Preparation of Financial Statements

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


NOTE C - Going Concern Uncertainty

The Company experienced significant operating losses prior to it's emergence from a Chapter 11 bankruptcy action. In the period from the emergence from bankruptcy protection on December 8, 2005 through the period ended May 31, 2007, and subsequent thereto, the Company's operations remain in a negative cash flow position.

Further, effective January 1, 2008, the Company discontinued all operations in its traditional "landline" business, which was responsible for virtually all of the Company's historical revenues.

The Company's liquidity, in periods prior to the bankruptcy filing, was sustained through the sale of equity securities, restricted and unrestricted, domestically and in international markets and significant working capital advances have been made by members of management or by entities owned or controlled by members of management during the current and prior periods. Liquidity subsequent to December 8, 2005 was provided by the proceeds of a new convertible debenture (Series 2006), proceeds of Callable Convertible Secured Notes and collections of customer accounts receivable. Future liquidity may be dependent upon future offerings of debt and/or equity securities; however, the availability of further liquidity from these sources is uncertain.

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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



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

  In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At November 30, 2007, in conjunction with the discontinuance of the Company's "landline" business and the abandonment of a large corporate office setting, management recorded an impairment for the future recoverability of these assets of approximately $78,000.

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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



NOTE D - Summary of Significant Accounting Policies - Continued

4. Revenue Recognition - continued
   -------------------------------

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

  As of November 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

  At November 30, 2007 and 2006, the Company's issued and outstanding warrants, options and convertible debt, if any are outstanding, are considered antidilutive due to the Company's net operating loss position.

8. Employee Stock Options
   ----------------------

  The Company has adopted the policy of fair value based accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123.

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



NOTE D - Summary of Significant Accounting Policies - Continued

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


NOTE F - Concentrations of Credit Risk

The Company maintains it's cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution. During the each of the years ended May 31, 2007 and 2006 and the period through November 30, 2007, respectively, the Company, at various times, had amounts on deposit in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.


NOTE G - Property and Equipment

Property and equipment consists of the following as of November
30, 2007 and 2006, respectively:

                                            November 30, November 30,
                                               2007         2006      Estimated life
                                            -----------  -----------  --------------
   Computer equipment                        $ 84,444     $ 30,000       3 years
   Office furniture and fixtures               58,000       56,000       5 years
   Deposit on proposed equipment acquisition        -       11,764          -
                                             --------     --------
                                              142,444       97,764
   Less accumulated depreciation              (58,194)     (15,895)
   Less impairment for asset recoverability   (77,958)           -)
                                             --------     --------

   Net property and equipment                $  6,292     $ 81,869
                                             ========     ========

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



NOTE G - Property and Equipment - Continued

Depreciation expense for the six months ended November 30, 2007 and 2006, respectively was approximately $19,700 and $10,200.

In accordance with Statement of Financial Accounting Standards
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter.
At November 30, 2007, in conjunction with the discontinuance of the Company's "landline" business and the abandonment of a large corporate office setting, management recorded an impairment for the future recoverability of these assets of approximately $78,000.


NOTE H - Convertible Debentures and Callable Convertible Secured Notes

As of November 30, 2007 and 2006, respectively, the Company has outstanding aggregate balances on convertible debentures and callable convertible secured notes:

                                          November 30,   November 30,
                                              2007           2006
                                          ------------   ------------
  Convertible debentures                  $  5,144,077   $  5,229,193
  Convertible debentures-Series 2006/2007    2,552,870      1,277,820
  Convertible secured notes                  3,750,000      3,750,000
                                          ------------   ------------
                                          $ 11,446,947   $ 10,257,013
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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



NOTE H - Convertible Debentures and Callable Convertible Secured
Notes - Continued

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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



NOTE I - Income Taxes

The components of income tax (benefit) expense each of the six month periods ended November 30, 2007 and 2006, respectively, are as follows:

                                     Six months     Six months
                                        ended          ended
                                     November 30,   November 30,
                                        2007           2006
                                     -----------    -----------
Federal:  Current                    $         -    $         -
          Deferred                             -              -
                                     -----------    -----------
                                               -              -
                                     -----------    -----------

State:    Current                              -              -
          Deferred                             -              -
                                     -----------    -----------
                                               -              -
                                     -----------    -----------
     Total                           $         -    $         -
                                     ===========    ===========


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

The Company's income tax expense for each of the six month periods ended November 30, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Six months    Six months
                                                         ended         ended
                                                       November 30,  November 30,
                                                          2007          2006
                                                       -----------   -----------
Statutory rate applied to loss before income taxes     $(3,534,000)  $(580,500)
Increase (decrease) in income taxes resulting from:
  State income taxes                                             -           -
  Non-deductible items:
   Consulting expense related to the sale of
   common stock at less than "fair value"                   15,000      27,300
   Impairment of recoverability of fixed assets             26,500           -
   Impairment of recoverability of reorganization value  2,727,000           -
  Other, including reserve for deferred tax asset          765,500     553,200
                                                        ----------   ---------

     Income tax expense                                 $        -   $       -
                                                        ==========   =========

Temporary differences, consisting primarily of statutory recognition of bad debt expenses, accrued, but unpaid, charges for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 30, 2007:

                                          November 30,    November 30,
                                              2007            2006
                                          -----------     -----------
   Deferred tax assets
     Net operating loss carryforwards     $2,242,500      $4,998,000
     Less valuation allowance             (2,242,500)     (4,998,000)
                                          ----------      ----------

   Net Deferred Tax Asset                 $        -      $        -
                                          ==========      ==========

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



NOTE I - Income Taxes - Continued

During the three months ended November 30, 2007 and 2006, respectively, the valuation allowance increased by approximately
$342,500 and $553,000.


NOTE J - Common Stock Transactions

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

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



NOTE J - Common Stock Transactions - Continued

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

Between September 1, 2007 and November 30, 2007, in 5 separate transactions, the Company issued an aggregate 29,156,464 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a aggregate non-cash charge of approximately $9,895 for the differential between the "fair value" of these securities sold and the contractual exchange price.


NOTE K - Stock Warrants

On December 8, 2005, pursuant to the confirmed Plan of Reorganization, the Company amended and reissued the warrants issued in conjunction with the sale of an aggregate of $3,300,000 in 8% secured convertible notes, the Company issued warrants to purchase 3,300,000 shares of our common stock to four (4) accredited investors. The following table presents warrant activity through November 30, 2007:

                                           Weighted
                                            Average
                                           Number of     Exercise
                                            Shares        Price
                                          ---------       -----
   Balance at December 8, 2005                    -         -
   Issued                                 3,300,000       $0.03
   Exercised                                      -         -
   Expired                                        -         -
                                          ---------
   Balance at May 31, 2006                3,300,000       $0.03
   Issued                                         -         -
   Exercised                                      -         -
   Expired                                        -         -
                                          ---------
   Balance at May 31, 2007                3,300,000       $0.03
   Issued                                         -         -
   Exercised                                      -         -
   Expired                                        -         -
                                          ---------

   Balance at November 30, 2007           3,300,000       $0.03
                                          =========

        Epicus Communications Group, Inc. and Subsidiary
     Notes to Consolidated Financial Statements - Continued
                   November 30, 2007 and 2006



NOTE L - Commitments and Contingencies

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

Future non-cancellable minimum lease payments due under this operating lease agreement are as follows:

                                          Year ending
                                            May 31,       Amount
                                          -----------   --------

                                             2008       $270,793
                                             2009        278,917
                                             2010        239,053
                                                        --------
                                            Total       $788,863
                                                        ========

On January 1, 2008, concurrent with the Company's cessation of providing traditional "landline" services, the Company abandoned the above mentioned office space. While the Company remains in negotiation with the landlord for an amiable settlement of the lease agreement, management has accrued the full obligation due under the lease agreement, net of any amounts on deposit with the landlord, as of November 30, 2007.

Employment agreements
---------------------

On December 8, 2005, the Company executed new Employment Contracts with Gerard Haryman as President, Thomas Donaldson as Vice President and Mark Schaftlein as Chief Executive Officer. These contracts were filed in their entirety as exhibits to the aforementioned December 14, 2005 Form 8-K and expired on December 31, 2006.

Effective as of January 1, 2008 and 2007, respectively, by mutual consent and a resolution of the Board of Directors, the Employment Contracts with Messrs. Schaftlein and Donaldson were extended for individual 12 month periods, to expire on December 31, 2008 and 2007, with equivalent terms to the original Agreements. Mr. Haryman's contract was not renewed or otherwise continued past the initial expiration date.

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

(2)  Results of Operations, Liquidity and Capital Resources

Discontinuance of Landline Business

The Federal Government, through a series of FCC and Federal Court rulings has allowed Local Exchange Carriers (LECs) to increase the rates they charge Competitive Local Exchange Carriers (CLECs), like Epicus Communications Group, Inc., for the use of their services. These increases in the cost of doing business reduces the available capital to maintain effective marketing campaigns to replace the customers lost due to natural attrition. The resulting effect is Epicus, as it is currently structured, is unable to maintain a subscriber base large enough to generate a cash flow capable of providing enough operating capital meet its obligations. For some time, Epicus has been aware of the need to become more diverse in its products and revenue producing services. One of the major steps in that direction occurred in November of 2006 with the forming of its VOIP marketing arm, ECG on the Net, LLC. Things have rapidly evolved, taking Epicus in a totally new direction.

Therefore, effective January 1, 2008, Epicus will no longer seek or accept any new "landline" customers and will have either divested itself, or been divested of, all of its "landline" customers. The Epicus of the future will be a totally VoIP telecommunications company providing services and equipment to both business and residential customers nationwide.

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

For the respective six months ended November 30, 2007 and 2006, the Company reported net revenues from continuing operations of approximately $13,500 and $-0-, respectively, with a corresponding gross profit of approximately $12,500 and $-0-These revenues were solely derived from sales of the Company's VoIP services through its wholly-owned subsidiary, Epicus on the Net, LLC.

The Company has recognized operating expenses related to this operation of approximately $10,700 for marketing efforts and approximately $2,400 for administrative overhead. At this time, it is uncertain exactly what costs will be transferred from the Company's traditional "landline" business to its VoIP subsidiary and at what level those costs will be stabilized. However, management anticipates that the costs to maintain the VoIP subsidiary will be significantly less than the consolidated expenses experienced prior periods.

The Company experienced net income, after income taxes, of approximately $1,600 and $-0- for each of the six month periods ended November 30, 2007 and 2006, respectively.

Effective January 1, 2008, the Company terminated all business activities related to its traditional "landline" services. As such, these activities have been reflected in the accompanying financial statements on a net basis, net of income taxes, as "discontinued operations". In conjunction with normal and ordinary evaluations of the Company's intangible assets and fixed asset portfolios, pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company recognized a charge to operations for the impairment for the future recoverability of these assets of approximately $8,021,000 and $78,000, respectively. In total, the Company experienced net losses from these operations of approximately $(10,395,109) and $(1,707,527) for the six month periods ended November 30, 2007 and 2006, respectively. The Company anticipates that any further charges related to the termination of the traditional "landline" operation to be nominal.

Also continuing to contribute to our operating loss from continuing operations during this filing period relate to the expenses associated with maintaining a public company, including legal and accounting fees, and the interest expense related to the Company's convertible debentures and notes.

Liquidity and Capital Resources

As of November 30, 2007, the Company had approximately $65,000 in cash in our operating accounts. To assist us in our cash flow requirements we may determine, depending upon the prevailing stock price of our shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

As of this filing, with the possible exception of a relatively small amount of VOIP equipment inventory, the Company does not anticipate major future capital resource demands for new equipment or furnishings.

We have many competitors in the emerging VoIP business portion of the telecommunications market ranging from the very large like AT&T Corporation (which now includes the operations of both SBC Corporation and BellSouth Corporation), Vonage Communications, ICG Communications to new start-up competitors, all of which may be better capitalized, have better name recognition or longer track records of providing telecommunications services. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain a competitive position against current and potential competitors, especially those with greater financial marketing support and other resources than the Company.

Risks related to our business
-----------------------------

Our auditors have expressed doubt about our ability to continue
---------------------------------------------------------------
as a going concern.
-------------------

Our independent auditors issued their audit opinion on our May 31, 2007 consolidated financial statements in our Annual Report on Form 10-KSB for Fiscal 2007, which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of November 30, 2007, we have negative working capital of approximately $(2,300,000 ), exclusive of deferred customer revenue.

These conditions raise substantial doubt about our ability continue as a going concern. We have a history of operating losses and may continue to incur operating losses. We will most likely require additional financing and, if we are unable to raise such funds, our operations may be adversely affected.

We believe that the refocused efforts to grow the operations within our recently formed wholly-owned subsidiary "ECG of the Net, LLC, will provide us with a higher margin product to grow upon.

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

  There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information
---------------------------

Item 1 - Legal Proceedings

 The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, if any, is not anticipated to have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

 Between September 1, 2007 and November 30, 2007, in 5 separate transactions, the Company issued an aggregate 29,156,464 shares of common stock to the respective Debenture Holders as a result of the exercise of the conversion of outstanding 12% debentures. These transactions were valued pursuant to the debenture terms. In situations where the conversion price, per the debenture terms, was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction, the Company recognized a non-cash charge to operations. The Company recognized a aggregate non-cash charge of approximately $9,895 for the differential between the "fair value" of these securities sold and the contractual exchange price.

Item 3 - Defaults on Senior Securities

 None

Item 4 - Submission of Matters to a Vote of Security Holders

 None

Item 5 - Other Information

 In a Current Report on Form 8-K, filed on January 2, 2008, the
 Company reported:

  "The federal government, through a series of FCC and Federal Court rulings allowed Local Exchange Carriers (LECs) to increase the rates they charge Competitive Local Exchange Carriers (CLECs), like Epicus Communications Group, Inc., for the use of their services. These increases in the cost of doing business reduces the available capital to maintain effective marketing campaigns to replace the customers lost due to natural attrition. The resulting effect is Epicus, as it is currently structured, is unable to maintain a subscriber base large enough to generate a cash flow capable of providing enough operating capital meet its obligations. For some time, Epicus has been aware of the need to become more diverse in its products and revenue producing services. One of the major steps in that direction occurred in November of 2006 with the forming of its VOIP marketing arm, ECG on the Net, LLC. Things have rapidly evolved, taking Epicus in a totally new direction.

  Therefore, effective January 1, 2008, Epicus will no longer seek or accept any new "landline" customers and will have either divested itself, or been divested of, all of its "landline" customers. The Epicus of the future will be a totally VOIP telecommunications company providing services and equipment to both business and residential customers nationwide."

Item 6 - Exhibits

 31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
 32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


-------------------------------------------------------------------------

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Epicus Communications Group, Inc.

Dated: January 17, 2008                       /s/ Mark Schaftlein
                                ---------------------------------
                                                  Mark Schaftlein
                                          Chief Executive Officer
                                      and Chief Financial Officer